Form 10QSB
period 1999-06-30
TC X CALIBUR INC
filed 2000-05-17
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                    33-29139


                                 TC X CALIBUR, INC.
                 (Name of Small Business Issuer in its Charter)


                  NEVADA                               87-0474017
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                          181 Carlaw Avenue, Suite 300
                        Toronto, Ontario, Canada M4M 2S1
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (416)465-3530

                         24 Queen Street East, Suite 401
                       Brampton, Ontario, Canada L6V 1A3
                                   -----------
          (Former Name or Former Address, if changed since last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X    No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     In 1993, the Company's subsidiary, Film Opticals of Canada Limited ("Film Opticals"), had a dispute with a creditor pursuant to a secured promissory note. Because management disagreed with the creditor, the Company sought court protection by filing a Notice of Intention to Make a Proposal pursuant to Subsection 50.4(1) of the Bankruptcy and Insolvency Act of Canada. A trustee was appointed to oversee the Company's financial management, in the Ontario Justice Court, General Division, case No. B163/94, and the Company continued its operations pending a resolution of the matter.

     The Company's proposal under the Notice of Intention to Make a Proposal were ultimately accepted by the court on April 25, 2000. The Company received notification from the trustee certifying full performance of the proposal. For additional information, please see the Company's 8-K Current Report dated May 5, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by this reference. See Item 6.


     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                   May 3, 2000
                                Common Voting Stock
                                    5,480,001


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                               TC X Calibur, Inc.
                                  BALANCE SHEET
                                  June 30, 1999

                                                 6/30/99
                                             ----------------
                                              [Unaudited]
ASSETS
   Current Assets
      Checking/Savings
         Cash in Bank-Scotiabank                23,449.77
                                                ---------
      Total Checking/Savings                    23,449.77

      Other Current Assets
         Accounts Receivable                    98,756.83
                                                ---------
      Total Other Current Assets                98,756.83
                                                ---------
   Total Current Assets                        122,206.60

   Fixed Assets                                407,575.32
   Accumulated Depreciation                   (390,887.32)
                                              -----------
   Total Fixed Assets                           16,688.00

   Other Assets
      Prepaid Expenses                           5,003.05
                                                ---------
   Total Other Assets                            5,003.05
                                                ---------
TOTAL ASSETS                                   143,897.65
                                               ==========
LIABILITIES & EQUITY
   Liabilities
      Current Liabilities
         Other Current Liabilities
            Accounts Payable                   158,621.24
            Loan Payable                         3,995.06
                                               ----------
         Total Current Liabilities             162,616.30
                                               ----------
      Total Current Liabilities                162,616.30
                                               ----------
   Total Liabilities                           162,616.30

   Equity
      Additional Paid in Capital                 1,566.01
      Capital Stock                              5,480.00
      Retained Earnings                        (25,728.52)
                                                ---------
   Total Equity                                (18,682.75)
      Currency Adjustment                           35.90
                                                ---------
TOTAL LIABILITIES & EQUITY                     143.897.65
                                               ==========




     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.



                               TC X Calibur, Inc.
                                INCOME STATEMENT
                       For the Three and Six Month Periods
                          Ended June 30, 1999 and 1998

                                               Three Months          Six Months        Three Months            Six Months
                                                   Ended                Ended             Ended                  Ended
                                                  6-30-99              6-30-99          6-30-98                   6-30-98
                                             ------------------  ------------------  ----------------      -----------------
                                                [Unaudited]          [Unaudited]       [Unaudited]            [Unaudited]

Income
   Sales                                        230,226.51           408,555.43         131,258.38             262,516.76
                                                  ----------           ----------       ----------             ----------
Total Income                                    230,226.51           408,555.43         131,258.38             262,516.76

Cost of Sales                                   155,054.50           225,650.08          76,083.88             152,176.76
                                                ----------           ----------         ----------             ----------

Total Cost Sales                                155,054.50           225,650.08          76,083.88             152,176.76
                                                ----------           ----------         ----------             ----------

Gross Profit                                     75,172.01           182,905.35          55,174.50             110,349.00

   Expense
      General and Administrative                 20,076.90            38,954.17          21,243.66              42,487.32
      Management Fees                            39,549.52            79,097.99          48,505.75              97,011.50
      Depreciation Expense                        1,417.03             2,834.03             828.62               1,657.24
                                                ----------           ----------         ----------             ----------
   Total Expense                                 61,043.45           120,886.19          70,578.03             141,156.06
                                                ==========           ==========         ==========             ==========
Net Income/(Loss)                                14,128.56            62,019.16         (15,403.53)            (30,807.06)







                               TC X Calibur, Inc.
                            STATEMENTS OF CASH FLOWS
                       For the Three and Six Month Periods
                          Ended June 30, 1999 and 1998




                                                         Three Months        Three Months        Six Months        Six Months
                                                           Ended                Ended              Ended              Ended
                                                          6/30/99              6/30/98            6/30/99            6/30/98
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Income/(Loss)                                 $         14,129    $        (15,404)   $       62,019     $     (30,807)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation                                                1,417                 829             2,834             1,657
   (Increase)/Decrease in:
        Current Assets                                       (32,393)             22,484           (64,748)           44,967
        Current Liabilities                                   25,530               9,139            28,089            18,277
                                                      -----------------       -------------     -------------     --------------
      Net Cash Used For Operating Activities        $          8,683    $         (1,230)   $       28,189     $      (2,460)


Cash Flows From Investing Activities
-------------------------------------
Purchase of property and equipment                            (3,798)                  0           (15,436)                0
      Net Cash Used for Investing Activities                  (3,798)                  0           (15,436)                0
                                                      =================       ==============    =============     ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

   Borrowing from stockholders                                     0                   0             3,995                 0
                                                      =================      ===============    =============    ===============

        Net (Increase)/Decrease in Cash                        4,885               1,230           (16,748)            2,460

Beginning Cash Balance                                        18,565              10,530             6,702            11,760
                                                      -----------------      ---------------    -------------    ---------------
Ending Cash Balance                                $          23,450     $         9,300     $      23,450      $      9,300
                                                      =================      ===============    =============    ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $230,226.51.

Liquidity.

     At June 30,  1999,  the Company had total assets of  $143,897.65  and total
liabilities  of  $162,616.30.   Net  stockholders  equity  for  the  period  was
($18,682.75).

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

     In 1993, the Company's subsidiary, Film Opticals of Canada Limited ("Film Opticals"), had a dispute with a creditor pursuant to a secured promissory note. Because management disagreed with the creditor, the Company sought court protection by filing a Notice of Intention to Make a Proposal pursuant to Subsection 50.4(1) of the Bankruptcy and Insolvency Act of Canada. A trustee was appointed to oversee the Company's financial management, in the Ontario Justice Court, General Division, case No. B163/94, and the Company continued its operations pending a resolution of the matter.

     The Company's proposal under the Notice of Intention to Make a Proposal were ultimately accepted by the court on April 25, 2000. The Company received notification from the trustee certifying full performance of the proposal. For additional information, please see the Company's 8-K Current Report dated May 5, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by this reference. See Item 6.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

     Mantyla & McReynolds, Certified Public Accountants, of Salt Lake City, Utah, have been retained to audit the financial statements of the Registrant as of May 5, 2000. Mantyla & McReynolds have prepared audited financial statements of the Registrant for the calendar years ended December 31, 1999 and 1998; The Registrant has contacted its previous auditor, Malone and Bailey, PLLC, formerly John Malone and company, Certified Public Accountants, 5444 Westheim #2080, Houston TX 77056 (713) 840-1210, and there are no disagreements between the Registrant and the previous auditor, Malone and Bailey, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their reports.

     For additional information regarding the change of auditor, please see the Company's Form 8-K Current Report, as filed with the Securities and Exchange Commission on or about May 9, 2000, which is incorporated herein by this reference. See Item 6.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None; Not Applicable.

(b)Reports on Form 8-K.

     Form 8-K Current Report, dated May 9, 2000, for information relating to the Company's court protection, change in the Compay's auditors, and other matters, as described in Item 1, Part II and Item 5, Part II, above.* **

    *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission.


(c) Documents Incorporated by Reference.

     Form 8-K Current Report, dated May 5, 2000, for information relating to the Company's court protection, change in the Compay's auditors, and other matters, as described in Item 1, Part II and Item 5, Part II, above.* **

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TC X Calibur, Inc.



Date:  5-16-00              By/S/ Kenneth J. White
                            Kenneth J. White, President and Director



Date:  5-16-00              By/S/ Michael S. Smith
                            Michael S. Smith, Secretary, Treasurer and Director