Form 10QSB
period 1999-09-30
TC X CALIBUR INC
filed 2000-05-17
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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


                               TC X Calibur, Inc.
                                  BALANCE SHEET
                               September 30, 1999

                                                 9/30/99
                                             ----------------
                                              [Unaudited]
ASSETS
   Current Assets
      Checking/Savings
         Cash in Bank-Scotiabank                10,329.78
                                                ---------
      Total Checking/Savings                    10,329.78

      Other Current Assets
         Accounts Receivable                    70,526.09
                                                ---------
      Total Other Current Assets                80,855.87
                                                ---------
   Total Current Assets                         80,855.87

   Fixed Assets                                424,001.78

   Accumulated Depreciation                   (390,229.58)
                                              -----------
   Total Fixed Assets                           33,772.20

   Other Assets
      Prepaid Expenses                           4,976.59
                                                ---------
   Total Other Assets                            4,976.59
                                                ---------
TOTAL ASSETS                                   119,604.66
                                               ==========
LIABILITIES & EQUITY
   Liabilities
      Current Liabilities
         Other Current Liabilities
            Accounts Payable                   144,758.24
            Loan Payable                         3,973.93
                                               ----------
         Total Current Liabilities             148,732.17
                                               ----------
      Total Current Liabilities                148,732.17
                                               ----------
   Total Liabilities                           148,732.17

   Equity
      Additional Paid in Capital                 1,566.01
      Capital Stock                              5,480.00
      Retained Earnings                        (36,127.00)
                                                ---------
   Total Equity                                (29,080.99)
   Currency Adjustment                             (46.53)
                                                ---------
TOTAL LIABILITIES & EQUITY                     119,604.66
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


                               TC X Calibur, Inc.
                                INCOME STATEMENT
                      For the Three and Nine Month Periods
                       Ended September 30, 1999 and 1998

                                               Three Months          Nine Months       Three Months           Nine Months
                                                   Ended                Ended             Ended                  Ended
                                                  9-30-99              9-30-99           9-30-98                9-30-98
                                             ------------------  ------------------   ---------------        --------------
                                                [Unaudited]          [Unaudited]       [Unaudited]             [Unaudited]

Income
  Sales                                         158,358.85           548,254.06        131,258.38              393,775.14
                                                ----------           ----------       ------------            ----------
Total Income                                    158,358.85           548,254.06        131,258.38              393,775.14

Cost of Sales                                   103,789.39           340,932.43         76,083.88              228,251.64

                                                ----------           ----------       ------------            -----------
Total Cost of Sales                             103,789.39           340,932.43         76,083.88              228,251.64
                                                ----------           ----------       -----------             -----------

Gross Profit                                     54,569.46           207,321.63         55,174.50              165,523.50

   Expense
      General and Administrative                 17,092.75            54,209.47         21,243.66               63,730.98
      Management Fees                            46,465.47           121,488.83         48,505.75              145,517.25
      Depreciation Expense                        1,409.54             4,105.04            828.62                2,485.86
                                                ----------           ----------        -----------            -----------
   Total Expense                                 64,967.76           179,803.34         70,578.03              211,734.09
                                                ==========           ==========        ===========            ===========
Net Income/(Loss)                               (10,398.30)           27,518.29        (15,403.53)             (46,210.59)







                               TC X Calibur, INC.
                            STATEMENTS OF CASH FLOWS
                      For the Three and Nine Month Periods
                       Ended September 30, 1999 and 1998




                                                         Three Months        Three Months        Nine Months       Nine Months
                                                           Ended                Ended              Ended              Ended
                                                          9/30/99              9/30/98            9/30/99            9/30/98
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Income/(Loss)                                 $        (10,398)  $       (15,404)     $     27,518        $    (46,211)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation                                                1,410               829             4,229               2,486
   (Increase)/Decrease in:
        Current Assets                                        27,599            22,484          (13,037)              67,451
        Current Liabilities                                  (13,025)           (9,139)          14,917              (27,416)
                                                      -----------------       -------------     -------------     --------------
      Net Cash Provided/(Used)
      For Operating Activities                      $          5,586    $       (1,230)     $     33,627        $     (3,690)


Cash Flows From Investing Activities
-------------------------------------
Purchase of property and equipment                           (18,583)                0           (33,938)                  0
      Net Cash Provided/(Used) for
      Investing Activities                                   (18,583)                0           (33,938)                  0
                                                      =================       ==============    =============     ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

   Borrowing from stockholders                                     0                 0             3,974                   0
                                                      =================      ===============    =============     ==============

        Net Increase/(Decrease) in Cash                      (12,997)           (1,230)            3,663              (3,690)
                                                      -----------------      ---------------    -------------     --------------

Beginning Cash Balance                                        23,326             9,300             6,667              11,760
                                                      -----------------      ---------------    =============     ==============
Ending Cash Balance                                $          10,330     $       8,070       $    10,330       $       8,070
                                                      =================      ===============    =============     ==============








Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $158,358.85.


Liquidity.

     At September 30, 1999, the Company had total assets of $119,604.66 and total liabilities of $148,732.17.

Year 2000.

     The Company has not seen any adverse effects related to computer problems associated with the change of year to the year 2000. However, the possibility exists that the Company may be negatively affected by the "year 2000" problem. The effect of such problem on the Company in the future can not be predicted with any accuracy.

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