Form 10KSB
period 1999-12-31
TC X CALIBUR INC
filed 2000-05-17
CIK 847015

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                           Commission File No. 33-29139
                           ----------------------------

                                 TC X CALIBUR, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                              87-0474017
         --------                                            -----------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          181 Carlaw Avenue, Suite 300
                        Toronto, Ontario, Canada M4M 2S1
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844

                         24 Queen Street East, Suite 401
                        Brampton, Ontario, Canada L6V 1A3
                                  -----------
          (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   None

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenue for its most recent fiscal year:
          December 31, 1999 - $693,354

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     May 2, 2000 - $59,015.67 There are approximately 1,259,001 shares of common voting stock of the Company held by non-affiliates. The aggregate market value was determined by multiplying the number of shares of common stock held by non-affiliates by the average bid price of such stock, as of May 2, 2000, as quoted by the National Quotation Bureau LLC.(the"NQB").

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X    No
                                                 ---      ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 May 3, 2000
                                   5,480,001

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
---------------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     TC X Calibur, Inc., (the "Company") was organized under the laws of the State of Nevada on October 27, 1988, under the name "Extant Investments, Inc."

     Commencing on or about December 5, 1990, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission and a Prospectus dated as of such date, the Company offered and sold Units consisting of common stock and warrants, closing the offering on January 31, 1989; all unexercised warrants have expired. For further information regarding its public offering, reference is made to the Registration Statement of the Company and its Prospectus, copies of which have been previously been filed with the Securities and Exchange Commission, and are incorporated herein by this reference. See Item 13.

     Effective May 17, 1991, the Company acquired all of the issued and outstanding shares of common stock of Sentinel Diagnostics, Inc., an Arizona corporation ("Sentinel Diagnostics"), pursuant to an Agreement and Plan of Reorganization (the "Sentinel Plan"), and changed its name to "Sentinel Scientific, Inc." See the 8-K Current Report of the Company dated May 17, 1991, a copy of which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Item 13.

     Sentinel Diagnostics was organized under the laws of the State of Arizona on January 4, 1989, for the primary purpose of developing and marketing a family of biomedical technologies for use in early diagnosis of disease and other medical anomalies.

     Due to lack of funds, the Company was required to discontinue these business operations in late 1992.

     Effective August 10, 1993, and pursuant to a Reorganization Agreement (the "AFC Plan") between the Company, A.F.C. Entertainment, Inc., a corporation organized under The Companies Act of Barbados ("AFC"), and Berliner Holdings Limited, a corporation formed pursuant to The International Companies Act, 1982, of St. Vincent and The Grenadines ("Berliner Holdings"), which was the beneficial owner of 100% of the issued and outstanding shares of common stock of AFC, the Company acquired all of the issued and outstanding shares of common stock of AFC, and changed its name to "TC X Calibur, Inc."

     For information concerning the business done and intended to be done and the proposed plan of operation of the Company following the completion of the AFC Plan, reference is made to the 8-K Current Report of the Company dated August 10, 1993, a copy of which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Item 13.

     Effective December 31, 1993, the Company acquired (the "Film Opticals Agreement") all of the outstanding common stock of Film Opticals Investments, Limited ("Film Optical Investments"), a corporatin organized under the laws of the Province of Ontario, Canada. See the 8-K Current Report of the Company dated December 31, 1993, a copy of which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Item
13. Also, see the heading "Business" below, for information regarding the business operations of Film Opticals Investments Limited that were succeeded to the Company.

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

     The Company's proposal under the Notice of Intention to Make a Proposal were ultimately accepted by the court on April 25, 2000. The Company received notification from the trustee certifying full performance of the proposal. A copy of the Certificate of Full Performance of Proposal is attached hereto and incorporated herein by this reference. See Item 13. For additional information, please see the Company's 8-K Current Report dated May 5, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by this reference. See Item 13.

Business.
---------

     The operations of Film Opticals, the Company's sole operating subsidiary, consist of providing a full range of special effects to producers of Feature Films, Documentaries, Short Films, T.V. Commercials, T.V. Shows, etc. Services offered include digital effects, such as blue and green screen compositing, wire removal, scratch and dust removal, and computer animation.

     The Company also supplies computer animation camera services, creative services for credits and special effects for use in commercials, theatrical features, movies of the week and television productions. It also specializes in 16mm to 35mm blow-ups for theatrical features.

Principal Products and Services.
--------------------------------

     Film Opticals provides the following products and services:

     --A full range of special  effects to producers of Feature
       Films, Documentaries, Short Films, T.V. Commercials, T.V. Shows, etc.; --Digital effects, such as blue and green screen compositing;
     --Wire  removal;
     --Scratch  and dust  removal;
     --Computer animation;
     --Supplier of computer animation camera services;
     --Creative   services  for  credits  and  special   effects  for  use  in
       commercials, theatrical features, movies of the week and television productions.
     --The Company also specializes in 16mm to 35mm blow-ups for theatrical features.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Products and services are distributed directly to clients. There are no agents, distributors, or middlemen involved in the distribution of the Company's products and services. The Company's advertising consists primarily of word of mouth and inclusion in pre and post production "credits". In addition, the Company does advertise in several small trade publications, located in and around the Toronto area; however, the Company has found that the best sources of advertising are word of mouth and "credits". The Company is currently developing a website in order to further advertise its products and services.

Competitive Business Conditions.
--------------------------------

     There is only one other business entity in the Toronto area that provides services similar to those of the Company. This competitor, Film Effects, is not a public entity; therefore, there is no financial or other information available to compare with the operations of the Company. However, the Company may encounter competition from new competitors, as well as from the development of new technology. No assurance can be given that the products and services provided by the Company will not become obsolete as technology advances.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     There are two major suppliers of film stock used by the Company, Eastman Kodak and Fuji. The Company currently acquires its film stock from Eastman Kodak. Chemicals used in the production of high contrast film, cleaning machines and other film processing techniques are readily available from sources such as Signal Chemical, Eastman Kodak or Exxon. None of the raw materials used by the Company are of limited availablity.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     None; Not applicable.

Effect of Existing or Probable Governmental Regulations on Business.
-------------------------------------------------------------------

     None; Not applicable;


Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     The  Company  did  not  have  any   material   capital   expenditures   for
environmental matters during the period covered by this Report nor does it anticipate any expenditures during 2000. However, the Company's operations involve the handling and use of substances that are subject to federal, state, provincial and local environmental laws and regulations that impose limitations on the discharge, storage and disposal of such materials. The Company believes that it is in material compliance with environmental laws, but there can be no assurances that future additional environmental compliance or remediation obligations will not arise or that such operations could not have a material adverse effect on the Company.

Number of Employees.
--------------------

     The Company currently has 11 full time employees, including management. The Company's employees and job descriptions are listed below:

      Number of Employees               Job Title
     --------------------               ---------

              2                     Management;
              1                     Production Supervisor;
              3                     Film Layout;
              2                     Optical Camera Operators;
              1                     Animation camera and contrast machine
                                        operator;
              2                     Computer  operators associated with creative
                                        and digital effects and pre and post
                                        credits.
             ---
              11                    Total Full Time Employees


Item 2.  Description of Property.
---------------------------------

     The major classes of assets as of December 31, 1999, are as follows:

                                        Accumulated
        Asset Class          Cost       Depreciation            Method/Life
        -----------          ----       ------------            -----------

   Computer/Office Equip.    $143,871     $100,093                SL/5
   Film Process Equip         301,438      300,660                SL/5
                             ---------------------
                Total        $445,309     $400,753
                             =====================

     In December, 1999, the Company entered into an operating lease with unrelated parties for its facilities, located at 181 Carlaw Avenue, Suite 300, Toronto, Ontario, Canada M4M 2S1. The lease is for a period of five years.

     The terms of the lease provide for total rentable square feet of 4,244, and future minimum lease payments of the following:

                2000            29,401
                2001            29,401
                2002            29,401
                2003            29,401
                2004            29,401

     Total rent paid for 1999 and 1998 was $25,302 each year. In addition to the forgoing, the Company rents, on a month-to-month basis, a storage facility for its movie library, the cost of which is $3,983 annually,

Item 3.  Legal Proceedings.
---------------------------

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

     In 1993, the Company's subsidiary, Film Opticals, had a dispute with a creditor pursuant to a secured promissory note. Because management disagreed with the creditor, the Company sought court protection by filing a Notice of Intention to Make a Proposal pursuant to Subsection 50.4(1) of the Bankruptcy and Insolvency Act of Canada. A trustee was appointed to oversee the Company's financial management and the Company continued its operations pending a resolution of the matter.

     The  Company's  proposal  under the Notice of  Intention to Make a Proposal
were  ultimately  accepted  by the  court   on April 25,  2000.  The  Company
received notification from the trustee certifying full performance of the proposal. A copy of the Certificate of Full Performance of Proposal is attached hereto and incorporated herein by this reference See Item 13. For additional information, please see the Company's 8-K Current Report dated May 5, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by this reference. See Item 13.

Item  4.   Submission   of   Matters  to  a  Vote  of   Security   Holders.
---------------------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the calendar year covered by this Report or during the two previous calendar years.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information
------------------

     Although the Company's common stock is quoted on the OTC Bulletin Board ("XCAL") of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no established market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely effect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse affect on any market that may develop. See the caption "Sales of Unregistered and Restricted Securities Over the Past Three Years", Item 5, Part II.

     If the Company is unable to bring its reports current by May 17, 2000, it will be delisted from the OTC-BB.

     The following quotations were provided by the National Quotation Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.


                                STOCK QUOTATIONS

                                                       CLOSING BID
        Quarter Ended:                                 High     Low
        --------------                                 ----     ---

April 1, 1998 through June 30, 1998                     --      --

July 1, 1998 through September 30, 1998                 --      --

October 1, 1998 through December 31, 1998               --      --

January 4, 1999 through March 31, 1999                .0625    .0625

April 1, 1999 through June 30, 1999                   .09375   .0625

July 1, 1999 through September 30, 1999               .09375   .0625

October 1, 1999 through December 31, 1999             .0625    .0625

January 3, 2000 through March 31, 2000                .0625    .03125

April 3, 2000 through May 2, 2000                     .0625    .03125


Sales of "Unregistered" and "Restricted" Securities Over the Past Three Years.
-----------------------------------------------------------------------------

     There have been no sales of "restricted securities" of the Company during the period covered by this Report or during the past three calendar years. All of the Company's "restricted securities" have been held for more than one year and are available for sale under Rule 144. Sales of "restricted securities" under Rule 144 may have an adverse effect on any market of the Company's common stock that may develop.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 153.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future.*

     *See Part III, Item 10 and 11 for information regarding executive compensation and stock ownership.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals. For additional information regarding the current operations of the Company, please see Item 1, Business.

Results of Operations.
----------------------

     During the calendar year ended December 31, 1999, the Company generated revenues of $693,354 and net income/(loss) of $(17,134). See the Index to Financial Statements, Item 7, Part II.

Liquidity.
---------

     As shown in the financial statements, the Company has accumulated losses for the years ended December 31, 1999, and 1998, in the respective amounts of ($17,134), and ($61,614), and has a negative net working capital balance of ($107,215). These factors indicate that the Company may not be able to continue as a going concer. See the Index to Financial Statements, Item 7, Part II.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1999 and 1998

          Independent Auditors' Report

          Consolidated Balance Sheets - December 31, 1999

          Consolidated Statements of Operations for the years ended December 31, 1999 and 1998

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

          Consoldiated Statements of Cash Flows for the years ended December 31, 1999 and 1998

          Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

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

     For additional information regarding the change of auditor, please see the Company's Form 8-K Current Report dated May 5, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by this reference. See Item 13.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Kenneth J. White      President        8/93           *
                      Director         8/93           *

Michael S. Smith      Secretary        8/93           *
                      Treasurer        8/93           *
                      Director         9/93           *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Kenneth White, age 65, President and Director. Since 1965, Mr. White has been involved in numerous types of businesses as a general manager in the areas of marketing, finance, manufacturing, planning, sales including vast experience in internatinal business. Mr. White was a principal of Security Trading Inc., a member of the Toronto Stock Exchange and full service stock broker and is acting President and C.O.O. of Film Optical Investments Limited, the Company's sole operating subsidiary, provider of negative processing and printing, transfer of video tapes, special effects, animation and products for corporate communications. Mr. White attended University of Western Ontario School of Business Administration, University of Toronto and Mount Allison University, New Brunswick.

     Michael Smith, age 65, Secretary, Treasurer and Director. Mr. Smith has been engaged in the motion picture and video industry for 35 years and was the co-founder of M.S. Art Services, Ltd., a provider of animation and art work producers. In addition, Mr. Smith, has been providing the industry with processing, printing of film and transfer of film to video tapes. His extensive background in the special effects field has earned Mr. Smith numerous prestigeous awards.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business. For additional information regarding the Company's employees, please see "Number of Employees", Item 1, Part 1.

Family Relationships.
---------------------

     There are no family relationships between any current directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The Company files reports under Section 15(d) of the Securities and Exchange Act of 1934, as amended; therefore, no such reports are required to be filed.

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                         Secur-
                                                         ities         All
Name and   Year or                       Other   Rest- Under-  LTIP  Other
Principal  Period       Salary     Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended         ($)        ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Kenneth
White,         12/31/99  $60,000*   0     0      0       0      0     0
President,     12/31/98  $60,000*   0     0      0       0      0     0
Director


Michael
Smith          12/31/99  $60,000*   0     0      0       0      0     0
Secretary/     12/31/98  $60,000*   0     0      0       0      0     0
Treasurer,
Director


     *All cash compensation paid as salaries to the officers and directors of the Company were paid by the Company's sole operating entity, Film Opticals, for services performed by the above mentioned individuals to Film Opticals.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
---------------------------------------------------------------------------

     The Company's management, Kenneth J. White and Michael S. Smith, signed five year employment contracts with the Company in 8-93. These contracts were renewed in 8-98 with five year extensions. See Item 10, Part II, Executive Compensation, for information regarding compensation of the Company's Officers and Directors.

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 5,480,001 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name and Address           Beneficially Owned          of Class
----------------           ------------------           --------

Berliner Holdings LTD.*       2,100,000                  38.32
181 Carlaw Ave., Suite 300
Toronto, Ontario, Canada
M4M 2S1

Barbara O'Gorman**            1,365,000                  24.91

O'Gorman Family Trust**         276,000                   0.05

Kingsbury Holdings Ltd.***      400,000                   7.30
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies

                              ---------                   ----
                              4,141,000                  75.56%

     *Mr. Claus Voellmecke may be deemed beneficial owner of these shares due to his relatinship with Berliner Holdings Limited. Mr. Voellmecke is owner of Berliner Holdings Limited.

     **Ms. Barbara O'Gorman may be deemed beneficial owner of these shares due to her relationship with the O'Gorman Family Trust. Ms. O'Gorman is trustee of the O'Gorman Family Trust.

     ***Mr. Michael S. Smith may be deemed beneficial owner of these shares due to his relationship with Kingsbury Holdings Limited. Mr. Smith is owner of Kingsbury Holdings Limited.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of               Percentage of
Name and Address     Shares Beneficially Owned       of Class
----------------     -------------------------        --------
Kenneth J. White
Casablanca Holdings Ltd.*       80,000              0.01
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies

Michael S. Smith
Kingsbury Holdings Ltd.**      400,000              7.30
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies
                               -------              ------
All directors and
executive officers             480,000              7.31%
as a group (2 persons)

     *Mr. Kenneth White may be deemed beneficial owner of these shares due to his relationship with Casablanca Holdings Limited. Mr. White is the owner of Casablance Holdings Limited.

     *Mr. Michael Smith may be deemed beneficial owner of these shares due to his affiliation with Kingsbury Holdings Limited. Mr. Smith is the owner of Kingsbury Holdings Limited.

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

 Transactions with Management and Others.
----------------------------------------

     During the past two years, there have been no material transactions with any director, executive officer, 5% beneficial shareholder or promoter.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Form 8-K Current Report dated May 5, 2000, for information relating to the Company's court protection, change in the Compay's auditors, and other matters, as described in Item I, Item 3 and Item 8, Part I, above.*

     *Summaries of all exhibits contained in this Report are modiified in their entirety by reference to these Exhibits.


Exhibits
--------

Exhibit
Number               Description*
------               -----------

 99                 Certificate of Full Performance of Proposal.

 27                 Financial Data Schedule



DOCUMENTS INCORPORATED BY REFERENCE

     Form S-18 Registration Statement as filed with the Securities and Exchange Commission on or about December 3, 1990, as described in Item I, Part I above.*

     Form 8-K Current Report dated May 17, 1991, for information relating to the Company's acquisitin of Sentinel Diagnostics, as described in Item I, Part I, above.*

     Form 8-K Current Report dated August 10, 1993, for information concerning the business done and intended to be done and the proposed plan of operation of the Company following the completion of the AFC Plan, as described in Item I,
Part I, above.*

     Form 8-K Current Report, dated December 31, 1993, for information concering the acquisition of Film Opticals Investments Limited, and subsitiaries, as described in Item I, Part I, above.*

     Form 8-K Current Report dated May 5, 2000, for information relating to the Company's court protection, change in the Compay's auditors, and other matters, as described in Item I, Part I and Item 8, Part II, above.*


     *Summaries of all exhibits contained in this Report are modiified in their entirety by reference to these Exhibits.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TC X CALIBUR, INC.



Date:  5-16-00                         By/S/Kenneth J. White
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        TC X CALIBUR, INC.



Date:  5-16-00                          By/S/ Kenneth J. White
                                        Kenneth J. White
                                        President and Director



Date:  5-16-00                          By/S/Michael S. Smith
                                        Michael S. Smith
                                        Secretary/Treasurer and Director

                               TC X CALIBUR, INC.
             Including the accounts of its wholly-owned subsidiary
                              Financial Statements
                                      and
                          Independent Auditors' Report
                                December 31, 1999

                                 TC X Calibur, Inc.

              Including the accounts of its wholly-owned subsidiary


                               TABLE OF CONTENTS



                                                                        Page

      Independent Auditors' Report. . . . . . . . . . . . . . . . . . .  1


      Colsolidated Balance Sheet - December 31, 1999. . . . . . . . . .  2


      Consolidated Statements of Operations for the years ended
      December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . .  3


      Consolidated Statements of Stockholders' Equity/(Deficit)
      for the years ended December 31, 1999 and 1998. . . . . . . . . .  4


      Consolidated Statements of Cash Flows for the years ended
      December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . .  5


      Notes to Financial Statements. . . . . .  . . . . . . . . . . . . 6-10

                         INDEPENDENT AUDITORS REPORT


The Board of Directors and Shareholders
TC X Calibur, Inc.


     We have audited the accompanying consolidated balance sheets of TC X Calibur Inc,(a Nevada Corporation)and its wholly-owned subsidiary, Film Optical Investment Limited, (a Canadian corporation) as of December 31, 1999, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 1999 and December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC X Calibur, Inc, as of December 31, 1999, and the results of operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

     The accompanyting financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Managements's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /S/ MANTYLA McREYNOLDS
                                          ------------------------------------
                                          MANTYLA McREYNOLDS
Salt Lake City, Utah
April 28, 2000



                                TC X CALIBUR, INC
                           Consolidated Balance Sheet
                                December 31, 1999


                                    ASSETS
Current Assets

   Cash                                                   $        4,715
   Accounts receivable-net of allowance
        for doubtful accunts of $25,005                           72,435
   Prepaid expenses                                                5,092
                                                            -------------
        Total Current Assets                                      82,242

Property and equipment - Note                                    445,309
Less:  Accumulated depreciation                                 (400,753)
                                                            -------------
        Net Property and equipment                                44,556

                  Total Assets                            $      126,798
                                                            =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

   Current Liabilities
      Accounts payable                                    $      171,534
      Accrued liabilities                                          4,066
      Notes Payable - Note                                        13,857
                                                            ------------
        Total Current Liabilities                                189,457
                                                            ------------
          Total Liabilities                                      189,457


Stockholders' Equity:

   Common stock--50,000,000 shares authorized, $.001 par
       value; 5,480,000 shares issued outstanding                  5,480
   Additional Paid-In Capital                                      1,566
   Accumulated Deficit                                           (69,480)
   Accumulated Foreign Currency Translation Adjustment              (225)
                                                              -----------
          Total Stockholders' Equity                             (62,659)
                                                              -----------
          Total Liabilities and
          Stockholders Equity                            $       126,798
                                                              ===========




                See accompanying notes to financial statements

                               TC X CALIBUR, INC.
                      Consolidated Statements of Operations
                   For the Years Ended December 31, 1999 and 1998




                                        1999            1998
                                        ----            ----


Revenues                          $    693,354   $    525,034

Cost of Sales                          434,550        304,336
                                     ---------      ---------
Gross Profit                           258,804        220,698

General and Administrative
        Expenses                       275,938        282,312
                                     ---------      ---------
Net Loss from Operations               (17,134)       (61,614)
                                     ---------      ---------
   Net Loss Before Income Taxes        (17,134)       (61,614)

Provision for Income Taxes
        -Notes 1&3                         -0-            -0-
                                     ---------      ---------
Net Loss                          $    (17,134)  $    (61,614)
                                     =========      =========
Loss Per Share                    $       (.01)  $       (.01)
                                     =========      =========
Weighted Average Shares
        Outstanding                  5,480,000      5,480,000
                                     =========      =========

                 See accompanying notes to financial statements


                               TC X CALIBUR, INC.
            Consolidated Statements of Stockholders' Equity/(Deficit)
                 For the Years Ended December 31, 1999 and 1998



                                                               Additional                        Net
                                   Number of      Common        Paid in    Accumulated       Stockholders'
                                     Shares       Stock         Capital      Deficit           Equity
                                     ------       -----         -------      -------           -------

Balance, December 31, 1997          5,480,000      5,480        1,566          9,043            16,089

Net loss for the year ended
 December 31, 1998                                                           (61,614)          (61,614)
                                   ----------     -------   -------------  -------------       --------

Balance, December 31, 1998          5,480,000      5,480        1,566        (52,571)          (45,614)

Net loss for the year ended
 December 31, 1999                                                           (17,134)          (17,134)
                                   ----------     -------   -------------  -------------       --------

Balance, December 31, 1999          5,480,000      5,480        1,566        (69,705)          (62,659)
                                   ==========     =======   =============  =============       ========

                         See accompanying notes to financial statements


                               TC X CALIBUR, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998





                                                       1999             1998

Cash Flows from Operating Activities:
-------------------------------------
Net Loss                                        $    (17,134)     $   (61,614)
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation                                        5,604            3,314
   (Increase) decrease in:
   Current assets                                    (25,936)         (89,934)
   Current liabilities                                47,193          (36,556)
                                                   ----------       ----------
      Net Cash Provided by/(Used for)
      in Operating Activities                          9,727           (4,922)

Cash Flows from Investing Activities
------------------------------------
Purchases of property and equipment                  (46,166)          (3,469)
                                                   ----------       ----------
      Net Cash Used for Investing Activities         (46,166)          (3,469)

Cash Flows Provided by Financing Activities
-------------------------------------------
   Borrowing from Stockholders                        17,924                0
                                                   ----------       ----------
      Net Cash Provided by Financing Activities       17,924                0

Effect of Exchange Rate on cash and
        cash Equivalents                              16,846            3,015

             Net Increase(decrease) in cash           (1,669)          (5,376)

Beginning Cash Balance                                 6,384           11,760
                                                    ---------       ----------
Ending Cash Balance                                    4,715            6,384
                                                    =========       ==========





                See accompanying notes to financial statements

                                 TC X Calibur, Inc.
                   Notes to Consolidated Financial Statements
                              December 31, 1999


NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

        (a)      Organization

     TC X Calibur, Inc. ("the Company") was incorporated in Nevada in October, 1988, as Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating calital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. ("A.F.C."), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Opticals Investments Limited, a corporation organized in the Province of Ontario, Canada ("Film Opticals") in exchange for 480,000 of its common shares. Since the acquisition of Film Opticals, the Company has been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remains intact, but funding constraints have curtailed the Company's ability to develop and market this segment of the business.

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, Film Opticals Investments Limited. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

        (b)     Income Taxes

     The Company complies with the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 1999 is $0 due to the valuation allowance extablished as described below.

        (c)     Net Loss Per Common Share

     Net loss per common share is based on the weighted-average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statemetns
                               December 31, 1999
                                  [Continued]


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------
        [continued]

        (d)     Statement of Cash Flows

     For the Purposes of the statements of cash flows, the Company considers cash and cash equivalents as deposits in commercial banks. The Company had $4,715 in cash at December 31, 1999.

        (e)     Use of Extimates in Preparing of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (f)     Property and Equipment

     Property and equipment are stated at cost.  Depreciation  is provided using
the   straight-line   basis  over  the  useful  lives  of  the  related  assets.
Expenditures for maintenance and repairs are charged to expense as incurred.

        (g)     Revenue Recognition

     Revenue is recognized as products or projects are delivered or servides are provided to customers.

        (h)     Foreign Currency Translation

     Foreign currency exchange transactions and translation are accounted for pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The functional currency of the operating entity, Film Opticals, is the Canadian Dollar.

                                TC X CALIBUR, INC
                   Notes to Consolidated Financial Statements
                                December 31, 1999
                                   [Continued]

NOTE 2  LIQUIDITY/GOING CONCERN
-------------------------------

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal couse of business. As shown in the financial statements, the Company has accumulated losses for the years ended December 31, 1999, and 1998, in the respective amounts of $17,134, and $61,614, and has a negative net working capital balance of $107,215. These factors indicate that the Company may not be able to continue as a going concer.

     The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as presently organized. Resolution of these issues is dependent on the success of management's plans to raise funds through the sale of its equity securities in private placement or a public offering. The Company may also seek a merger with a better financed partner to continue its operations and develop its library of foreign films. The consolidated financial statements do not include any adjustments that might result from the outcome of this undertainty.

NOTE 3  INCOME TAXES
--------------------

     The Company complies with the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. No provision has been made for income taxes in the consolidated financial statements because the Company has incurred losses. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1999 are summarized below.

        Deferred tax assets                     Balance         Tax     Rate
        ------------------------------------------------------------------------

        Loss carryforward(expires 2015)         $69,264       $16,623   24%

        Valuation allowance                                  ($16,623)
                                                             ---------
                Deferred tax asset                                 $0
                                                             =========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

NOTE 4  PAYABLE TO SHAREHOLDERS
-------------------------------

     The Company borrowed $13,857 ($20,000 CDN) in December, 1999 from two of its officers/shareholders to finance operations. The promissory notes are due on or about April 30, 2000 and bear simple interest of eighteen percent (18%) annually.

                                TC X CALIBUR, INC
                   Notes to Consolidated Financial Statements
                                December 31, 1999
                                   [Continued]

NOTE 5  FOREIGN FILM LIBRARY
----------------------------

     The Company acquired approximately 125 movies in foreign languages (primarily Chinese), from a shareholder in 1991. The movies are in the martial arts genre. If the Company can obtain sufficient profits or financing, it intends to complete the dubbing and limited editing and to release the films into world-wide markets. Although the Company believes that the library is valuable and could generate substantial revenues, the Company has elected not to assign a value to them on the basis of the lower of cost or market. Since the films have not generated any revenues to date, for the purposes of these financial statements the Company has determined a current net realizable value of $-0-.

NOTE 6  PROPERTY AND EQUIPMENT
-------------------------------

The major classes of assets as of the balance sheet date are as follows:

                                        Accumulated
        Asset Class          Cost       Depreciation            Method/Life

   Computer/Office Equip.    $143,871     $100,093                SL/5
   Film Process Equip         301,438      300,660                SL/5
                             ---------------------
                Total        $445,309     $400,753
                             =====================


NOTE 7  OFFICE LEASE
--------------------

     In December, 1999, the Company entered into an operating lease with unrelated parties for its facilities. The lease is for a period of five years.

     The terms of the lease provide for total rentable square feet of 4,244, and future minimum lease payments of the following:

                2000            29,401
                2001            29,401
                2002            29,401
                2003            29,401
                2004            29,401

Total rent paid for 1999 and 1998 was $25,302 each year. In addition to the forgoing, the Company rents, on a month-to-month basis, a storage facility for its movie library, the cost of which is $3,983 annually,

                                TC X CALIBUR, INC
                   Notes to Consolidated Financial Statements
                                December 31, 1999
                                   [Continued]

NOTE 8  SIGNIFICANT CONCENTRATION OF CREDIT RISK
------------------------------------------------

     The Company has no single customer that represents a significant portion of
total  revenues.   The  Company's  activities  are  not  limited  to  geographic boundaries.

NOTE 9  BANKRUPTCY
------------------

     In 1993, the Company's subsidiary, Film Opticals, had a dispute with a creditor pursuant to a secured promissory note. Because management disagreed with the creditor, the Company sought court protection by filing a Notice of Intention to Make a Proposal pursuant to Subsection 50.4(1) of the Bankruptcy and Insolvency Act of Canada. A trustee was appointed to oversee the Company's financial management and the Company continued its operations pending a resolution of the matter.

     The Company's proposal under the Notice of Intention to Make a Proposal were ultimately accepted by the court and on April 25, 2000, the Company received notification from the trustee certifying full performance of the proposal.