Form 10QSB
period 2000-03-31
TC X CALIBUR INC
filed 2000-05-17
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

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

                    Issuer's Telephone Number: (801)262-8844

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


                               TC X Calibur, Inc.
                                  BALANCE SHEET
                                 March 31, 2000

                                               3/31/00
                                           ----------------
                                            [Unaudited]
ASSETS
   Current Assets
      Checking/Savings
         Cash in Bank-Scotiabank                (1,995.02)
                                                ---------
      Total Checking/Savings                    (1,995.02)

      Other Current Assets
         Accounts Receivable                    93,970.38
                                                ---------
      Total Other Current Assets                93,970.38
                                                ---------
   Total Current Assets                         91,970.38

   Fixed Assets                                440,039.54

   Accumulated Depreciation                   (398,576.65)
                                              -----------
   Total Fixed Assets                           41,462.89

   Other Assets
      Prepaid Expenses                           5,032.14
                                                ---------
   Total Other Assets                            5,032.14
                                                ---------
TOTAL ASSETS                                   138,470.39
                                               ==========
LIABILITIES & EQUITY
   Liabilities
      Current Liabilities
         Other Current Liabilities
            Accounts Payable                   190,907.87
            Loan Payable                         4,018.29
            Payable to Shareholders             13,693.17
                                               ----------
         Total Other Current Liabilities       208,619.33
                                               ----------
      Total Current Liabilities                208,619.33
                                               ----------
   Total Liabilities                           208,619.33

   Equity
      Additional Paid in Capital                 1,566.01
      Capital Stock                              5,480.00
      Retained Earnings                        (77,171.00)
                                                ---------
   Total Equity                                (70,124.73)
   Currency Adjustment                             (24.27)
                                                ---------
TOTAL LIABILITIES & EQUITY                     138,470.39
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


                               TC X Calibur, Inc.
                                INCOME STATEMENT
                           For the Three Month Periods
                         Ended March 31, 2000 and 1999


                                               Three Months                           Three Months
                                                   Ended                                 Ended
                                                  3-31-00                               3-31-99
                                             ------------------                      ---------------
                                                 [Unaudited]                          [Unaudited]

Income
   Sales                                        169,099.80                            179,382.29
                                                ----------                            ----------
Total Income                                    169,099.80                            179,382.29

Cost of Sales
                                                132,067.35                             94,037.78
                                                ----------                            ----------
Total Cost of Sales                             132,067.35                             94,037.78
                                                ----------                            ----------

Gross Profit                                     37,032.45                             85,344.51

   Expense
      General and Administrative                 (5,359.09)                            19,039.01
      Management Fees                            47,516.50                             39,781.93
      Depreciation Expense                        2,565.78                              1,425.36
                                                ----------                            ----------
   Total Expense                                 44,723.19                             60,246.30
                                                ==========                            ==========
Net Income/(Loss)                                (7,690.74)                            25,098.21







                               TC X Calibur, Inc.
                            STATEMENTS OF CASH FLOWS
                           For the Three Month Periods
                         Ended March 31, 2000 and 1999



                                                        Three Months        Three Months
                                                           Ended                Ended
                                                          3/31/00              3/31/99
                                                      -----------------    ----------------
                                                        [Unaudited]          [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Income/(Loss)                                 $           (7,691)   $     25,098
  Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation                                             2,566           1,372
   (Increase)/Decrease in:
        Current Assets                                         (32,304)        (10,064)
        Current Liabilities                                     30,775          (2,478)
                                                          --------------     ------------
      Net Cash (Provided)/Used For
      Operating Activities                          $            6,654    $     18,884
                                                          ==============     ============

Cash Flows from Investing Activities
------------------------------------
   Purchases of property and equipment              $                0    $    (11,267)
                                                          --------------     ------------
      Net Cash Used For Operating Activities        $                0    $    (11,267)

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Cash Provided by Financing Activities                      0           3,868
                                                          --------------     ------------

      Net Increase (Decrease) in Cash               $           (6,654)   $     11,485

Beginning Cash Balance                                           4,659           6,488
                                                          --------------     ------------
Ending Cash Balance                                 $           (1,995)   $     17,973
                                                          ==============      ===============









Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $169,099.80.

Liquidity.

     At March 31, 2000, the Company had total assets of $138,470.39 and and total liabilities of $208,619.33.

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