Form 10QSB
period 2000-06-30
TC X CALIBUR INC
filed 2000-08-10
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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


     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                   August 10, 2000
                                Common Voting Stock
                                    5,480,001


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


                               TC X Calibur, Inc.
                                  BALANCE SHEET
                                  June 30, 2000

                                                 6/30/00
                                             ----------------
                                              [Unaudited]
ASSETS

   Current Assets
      Accounts Receivable-net of allowance
        for doubtful accounts                      84,106
      Prepaid expenses                              4,966
                                                ---------
        Total Current Assets                       89,072

   Equipment, net                                  38,382

   Other Assets                                         0
                                                ---------
TOTAL ASSETS                                      127,454
                                                =========
LIABILITIES & EQUITY
   Liabilities
      Current Liabilities
            Cash overdraft                          2,389
            Accounts Payable                      196,488
            Accrued liabilities                     3,965
            Payable to sharehoolder                13,512
                                               ----------
         Total Current Liabilities                216,354
                                               ----------

   Total Liabilities                              216,354

   Equity
      Common Stock                                  5,480
      Additional Paid in Capital                    1,566
      Accumulated Defecit                         (95,895)
      Accumulated foreign currency
        Translatin Adjustment                         (51)
                                                ---------
   Total Equity                                   (88,900)
                                                ---------
TOTAL LIABILITIES & EQUITY                        127,454
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



                               TC X Calibur, Inc.
                                INCOME STATEMENT
                       For the Three and Six Month Periods
                          Ended June 30, 2000 and 1999

                                               Three Months          Six Months        Three Months            Six Months
                                                   Ended                Ended             Ended                  Ended
                                                  6-30-00              6-30-00          6-30-99                  6-30-99
                                             ------------------  ------------------  ----------------      -----------------
                                                [Unaudited]          [Unaudited]       [Unaudited]            [Unaudited]

Income
   Sales                                          158,928              325,173             230,227              408,555
                                                ----------           ----------         ----------           ----------
Total Income                                      158,928              325,173             230,227              408,555

Cost of Sales                                     117,236              247,074             155,055              225,655
                                                ----------           ----------         ----------           ----------

Total Cost Sales                                 117,236               247,074             155,055              225,655
                                                ----------           ----------         ----------           ----------

Gross Profit                                      41,692                78,099              75,172              182,900

General and Administrative Expense
                                                  61,298               105,266              61,043              120,886
                                                ----------           ----------         ----------           ----------
   Total Expense                                  61,298               105,266              61,043              120,886
                                                ==========           ==========         ==========           ==========
Net Income/(Loss)                                (19,606)              (27,167)             14,128               62,014
                                                ==========           ==========         ==========           ==========
Net Loss per Share                                 (0.01)                (0.01)               0.01                 0.01
                                                ==========           ==========         ==========           ==========
Weighted Average Number of Shares
Outstanding                                    5,480,000             5,480,000           5,480,000            5,480,000
                                               ==========           ==========          ==========           ==========




                               TC X Calibur, Inc.
                            STATEMENTS OF CASH FLOWS
                       For the Three and Six Month Periods
                          Ended June 30, 2000 and 1999




                                                         Three Months        Three Months        Six Months        Six Months
                                                           Ended                Ended              Ended              Ended
                                                          6/30/00              6/30/99            6/30/00            6/30/99
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Income/(Loss)                                 $        (19,606)    $        14,129     $     (27,167)    $      62,014
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation                                                2,532               1,417             5,064             2,834
   (Increase)/Decrease in:
        Current Assets                                         8,621             (32,393)          (13,475)          (64,748)
        Current Liabilities                                    8,105              25,530            28,693            28,089
                                                      -----------------       -------------     -------------     --------------
      Net Cash Provided by/(Used For)
      Operating Activities                          $          (348)     $         8,683     $      (6,885)    $      28,189


Cash Flows From Investing Activities
-------------------------------------
Purchase of property and equipment                                0               (3,798)                0           (15,436)
      Net Cash Used for Investing Activities                      0               (3,798)                0           (15,436)
                                                      =================       ==============    =============     ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

   Borrowing from stockholders                                    0                    0                 0             3,995
                                                      =================      ===============    =============    ===============
   Effect Of Exchange Rate on cash and cash
   Equivalents                                                  (72)                                  (102)

        Net (Increase)/Decrease in Cash                        (420)               4,885            (6,987)           16,748

Beginning Cash Balance                                       (1,969)              18,565             4,598             6,702
                                                      -----------------      ---------------    -------------    ---------------
Ending Cash Balance                               $          (2,389)     $        23,450     $      (2,389)   $       23,450
                                                      =================      ===============    =============    ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $158,928.

Liquidity.

     At June 30,  2000,  the Company had total assets of  $127,454  and total
liabilities  of  $216,354.   Net  stockholders  equity  for  the  period  was
($88,900).

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

                                  TC X Calibur, Inc.



Date: August 10, 2000       /S/ KENNETH J. WHITE
                            Kenneth J. White, President and Director



Date: August 10, 2000       /S/ MICHAEL S. SMITH
                            Michael S. Smith, Secretary, Treasurer and Director