Form 10QSB
period 2000-09-30
TC X CALIBUR INC
filed 2000-11-14
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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


     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                November 8, 2000
                                Common Voting Stock
                                    5,480,001


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

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary

                   Condensed Consolidated Financial Statements

                               September 30, 2000






                               TC X CALIBUR, INC.
                      Condensed Consolidated Balance Sheet

                                     ASSETS

                                                                                                 Unaudited
                                                                                               September 30,
                                                                                                   2000
                                                                                         ---------------------

Current Assets
   Accounts receivable-net of allowance for doubtful
            accounts                                                                       $         61,735
doubtful acco

  aaaaaa
dddddd



   Prepaid expenses                                                                                   4,877
                                                                                           ---------------------
          Total Current Assets                                                                       66,612

Equipment, net                                                                                       35,214
Other Assets                                                                                              0
                                                                                           ---------------------
TOTAL ASSETS                                                                               $        101,826
                                                                                           =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Cash overdraft                                                                       $          3,174
      Accounts payable                                                                              210,801
      Accrued liabilities                                                                             3,894
      Payable to shareholders - Note 4                                                               13,272
                                                                                             ---------------------
          Total Current Liabilities                                                                 231,141

Stockholders' Equity
     Common stock                                                                                     5,480
     Additional paid in capital                                                                       1,566
     Accumulated deficit                                                                           (137,425)
     Accumulated foreign currency Translation Adjustment                                              1,064


                                                                                                     (5,064)
                                                                                             ---------------------
          Total Stockholders' Equity                                                               (129,315)
                                                                                             ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                          $         101,826
                                                                                             =====================

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





                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                         For the Three                 For the Three
                                                         Months Ended                  Months Ended
                                                      September 30, 2000            September 30, 1999
                                                 ----------------------------- ----------------------------


Revenues                                         $                94,851        $               158,359
Cost of Sales                                                     99,738                        103,789
                                                 ----------------------------- ----------------------------
Gross Profit                                                      (4,887)                        54,570

General and Administrative Expenses                               37,810                         64,968
                                                 ----------------------------- ----------------------------
Net Loss from Operations                                         (42,697)                       (10,398)

                                                 ----------------------------- ----------------------------
Net Loss                                         $               (42,697)       $               (10,398)
                                                 ============================= ============================

Net Loss per Share                               $                 (0.01)      $                   0.01
                                                 ============================= ============================

Weighted Average Number of Shares
Outstanding
                                                               5,480,000                      5,480,000
                                                 ============================= ============================






                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)





                                                          For the Nine                 For the Nine
                                                          Months Ended                 Months Ended
                                                       September 30, 2000           September 30, 1999
                                                  ---------------------------- ----------------------------
Revenues                                          $                420,797     $                548,254
Cost of Sales                                                      347,400                      340,932
                                                  ---------------------------- ----------------------------
Gross Profit                                                        73,397                      207,322

General and Administrative Expenses                                143,325                      179,804

Net Loss                                          $                (69,928)    $                 27,518
                                                  ============================ ============================

Net Loss per Share                                $                  (0.01)    $                   0.01
                                                  ============================ ============================

Weighted Average Number of Shares
Outstanding
                                                                 5,480,000                    5,480,000
                                                  ============================ ============================






                                                   TC X CALIBUR, INC.
                                          Consolidated Statements of Cash Flows
                                  For The Three Months Ended September 30, 2000 & 1999


Cash Flows From Operating Activities                                                      2000                   1999
                                                                                   ------------------      ------------------

Net Loss                                                                       $        (42,697)      $         (10,398)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                                          2,487                   1,410
    (Increase) decrease in:
    Current assets                                                                       20,876                  27,599
    Current liabilities                                                                  17,804                 (13,025)
                                                                                   ------------------      ------------------
       Net Cash Provided by/(Used for) in Operating  Activities                          (1,530)                  5,586

Cash Flows From Investing Activities

Purchases of property and equipment                                                           0                 (18,583)
                                                                                   ------------------      ------------------
              Net Cash Used for Investing Activities                                          0                 (18,583)

Cash Flows Provided by Financing Activities

    Borrowings from stockholders                                                              0                       0
                                                                                   ------------------      ------------------
              Net Cash Provided by Financing Activities                                       0                       0

    Effect Of Exchange Rate on cash and cash Equivalents                                    702

                            Net Decrease in Cash                                           (828)                (12,997)


Beginning Cash Balance                                                                   (2,346)                 23,327
                                                                                   ------------------      ------------------

Ending Cash Balance                                                            $         (3,174)       $         10,330
                                                                                   ==================      ==================




                                                   TC X CALIBUR, INC.
                                          Consolidated Statements of Cash Flows
                                   For the Nine Months Ended September 30, 2000 & 1999


Cash Flows From Operating Activities                                                     2000                     1999
                                                                                   ------------------      ------------------
Net Loss                                                                       $        (69,928)      $           27,518
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                                          7,461                    4,229
    (Increase) decrease in:
    Current assets                                                                        7,640                  (13,038)
    Current liabilities                                                                  45,987                   14,918
                                                                                   ------------------      ------------------
       Net Cash Provided by/(Used for) in Operating  Activities                          (8,840)                  33,627

Cash Flows From Investing Activities
Purchases of property and equipment                                                           0                  (33,938)
                                                                                   ------------------      ------------------
              Net Cash Used for Investing Activities                                                             (33,938)

Cash Flows Provided by Financing Activities

    Borrowings from stockholders                                                              0                    3,974
                                                                                   ------------------      ------------------
              Net Cash Provided by Financing Activities                                       0                    3,974

    Effect Of Exchange Rate on cash and cash Equivalents                                  1,150

                            Net Increase in Cash                                         (7,690)                   3,663

Beginning Cash Balance                                                                    4,516                    6,667
                                                                                   ------------------      ------------------

Ending Cash Balance                                                            $         (3,174)      $           10,330
                                                                                   ==================      ==================


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $94,851.


Liquidity.

     At September 30, 2000, the Company had total assets of $101,826 and total liabilities of $231,141.

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

                                  TC X Calibur, Inc.



Date:   11-10-00            By/S/Kenneth J. White
                            Kenneth J. White, President and Director



Date:   11-10-00            By/S/Kenneth J. White
                            Michael S. Smith, Secretary, Treasurer and Director