Form 10KSB
period 2000-12-31
TC X CALIBUR INC
filed 2001-03-30
CIK 847015

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                           Commission File No. 33-29139
                                  -----------

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

                              None; Not Applicable.
                                  -----------
          (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   Common

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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
          December 31, 2000 - $477,767.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 29, 2001 - $67,349.46 There are approximately 132,057 shares of common voting stock of the Company held by non-affiliates. The aggregate market value was determined by multiplying the number of shares of common stock held by non-affiliates by the average bid price of such stock, as of March 29, 2000, as quoted by the National Association of Securities Dealers (the"NASD".)

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No   X
                                                 ---      ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 29, 2001
                                     280,974

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I


Item 1.  Description of Business
         -----------------------

Business Development
--------------------

     Organization and Charter Amendments
     -----------------------------------

     TC X Calibur, Inc., (the "Company") was organized under the laws of the State of Nevada on October 27, 1988, under the name "Extant Investments, Inc."

     Commencing on or about December 5, 1990, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission and a Prospectus dated as of such date, the Company offered and sold Units consisting of common stock and warrants, closing the offering on January 31, 1999, all unexercised warrants have expired. For further information regarding this public offering, reference is made to the Registration Statement of the Company and the Prospectus, copies of which have been previously been filed with the Securities and Exchange Commission, and are incorporated herein by this reference. See Item 13.

     Effective May 17, 1991, the Company acquired all of the issued and outstanding shares of common stock of Sentinel Diagnostics, Inc., an Arizona corporation ("Sentinel Diagnostics"), pursuant to an Agreement and Plan of Reorganization (the "Plan"), and changed its name to "Sentinel Scientific, Inc." See the 8-K Current Report of the Company dated May 17, 1991, a copy of which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Item 13.

     Sentinel Diagnostics was organized under the laws of the State of Arizona on January 4, 1989, for the primary purpose of developing and marketing a family of biomedical technologies for use in early diagnosis of disease and other medical anomalies.

     Due to lack of funds, the Company was required to discontinue its business operations in late 1992.

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

     Effective December 31, 1993, the Registrant acquired all of the outstanding common stock of Film Opticals Investments, Limited, a corporation organized under the laws of the Province of Ontario, Canada ("Film Opticals"). See the 8-K Current Report of the Company dated December 31, 1993, a copy of which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Item 13.

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

     Effective March 21, 2001, pursuant to resolutions adopted by the Board of Directors and a Majority of the Stockholder's, the Company filed a Certificate of Amendment to its Articles of Incorporation, whereby, the 5,480,001 outstanding shares of the Corporation were reverse split on a basis of 1 for 20, while retaining the authorized shares at 50,000,000 and the par value at $0.001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Corporation, and with all fractional shares being rounded up to the nearest whole share, provided, however, that no stockholder, computed on a per stock certificate of record basis, currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; provided, that all fractional shares shall be rounded up to the nearest whole share, and that these shares shall be provided by the Company. See Item 13.

     Public Offering
     ---------------

    Commencing on or about December 5, 1990, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission and a Prospectus dated as of such date, the Company offered and sold Units consisting of common stock and warrants, closing the offering on January 31, 1999, all unexercised warrants have expired. For further information regarding this public offering, reference is made to the Registration Statement of the Company and the Prospectus, copies of which have been previously been filed with the Securities and Exchange Commission, and are incorporated herein by this reference. See Item 13.

Business
---------

     The operations of Film Opticals of Canada Limited, the Registrants sole operating subsidiary, consist of providing a full range of special effects to producers. Services offered include digital effects, such as blue and green screen compositing, wire removal, scratch and dust removal, and computer animation.

     The Company also supplies computer animation camera services, creative services for credits and special effects for use in commercials, theatrical features, movies of the week and television productions. The Company also specializes in 16mm to 35mm blow-ups for theatrical features.

Principal Products and Services
-------------------------------

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

Distribution Methods of the Products or Services
------------------------------------------------

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

Status of any Publicly Announced New Product or Service
-------------------------------------------------------

     None; not applicable.

Competitive Business Conditions
-------------------------------

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

Sources and Availability of Raw Materials and Names of Principal Suppliers
--------------------------------------------------------------------------

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

Dependence on One or a Few Major Customers
------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts
--------------------------------------------------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services
--------------------------------------------------------------------

     None; Not applicable.

Effect of Existing or Probable Governmental Regulations on Business
-------------------------------------------------------------------

     None; Not applicable;

Research and Development
------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws
------------------------------------------------------

     None; Not applicable.

Number of Employees
-------------------

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



Item 2.  Description of Property
--------------------------------

     The major classes of assets as of December 31, 2000, are as follows:

                                        Accumulated
        Asset Class          Cost       Depreciation            Method/Life
        -----------          ----       ------------            -----------

   Computer/Office Equip.    $143,871     $100,093                SL/5
   Film Process Equip         302,119      311,186                SL/5
                             ---------------------
                Total        $445,990     $411,279
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

     Total rent paid for 2000 and 1999 was $29,401 and $25,302, respectively. In addition to the forgoing, the Company rents, on a month-to-month basis, a storage facility for its movie library, the cost of which is $3,983 annually.

Item 3.  Legal Proceedings
--------------------------

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

Item  4.   Submission   of   Matters  to  a  Vote  of   Security   Holders
--------------------------------------------------------------------------

     Effective March 21, 2001, pursuant to Unanimous Consent of the Board of Directors and Majority Stockholders, the 5,480,001 outstanding shares of the Company were reverse split on a basis of 1 for 20, while retaining the authorized shares at 50,000,000 and the par value at $0.001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Corporation, and with all fractional shares being rounded up to the nearest whole share, provided, however, that no stockholder, computed on a per stock certificate of record basis, currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; provided, that all fractional shares shall be rounded up to the nearest whole share, and that these shares shall be provided by the Company. See Item 13.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

Market Information
------------------

     Although the Company's common stock is quoted on the OTC Bulletin Board ("XCAL") of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no established market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that mey develop. See the caption "Sales of Unregistered Securities".

     The following quotations were provided by the National Quotation Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.


                                STOCK QUOTATIONS

                                                       CLOSING BID
             2000                                      High     Low
        --------------                                 ----     ---

January 3 thru March 31                               .0625   .0625

April 3 thru June 30                                  .0625   .03125

July 3 thru September 29                              .0625   .03125

October 3 thru December 29                            .0625   .03125


Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 153.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years
-----------------------------------------------------------------------------

     None; not applicable.*

     *See  Part  II,  Item  10  and  11  for  information   regarding  executive
compensation and stock ownership.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Plan of Operation
-----------------

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited. For additional information regarding the current operations of the Company, please see Item 1, Business.

Results of Operations
---------------------

     During the calendar year ended December 31, 2000 the Company had a net loss from operations of $135,514. The Company has received revenues in the calendar years ended December 31, 2000 and 1999 of 477,767 and 693,354, respectively. See the Index to Financial Statements, Item 7 of this Report.

Liquidity
---------

     As shown in the financial statements, the Comany has accumulated losses for the years ended December 31, 2000 and 1999, in the respective amount of $133,979 and 17,134, and has a negative net working capital balance of $237,001. These factors indicate that the Company may not be aple to continue as a going concern.

     The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as presently organized. Resolutions of these issues is dependent on the success of management's plans to raise funds through the sale of its equity securities in private placement or a public offering. The Company may also seek a merger with a better financed partner to continue its operations and develop its library of films.

Item 7.  Financial Statements
-----------------------------

          Financial Statements for the years ended
          December 31, 2000 and 1999

          Independent Auditors' Report

          Consolidated Balance Sheet - December 31, 2000

          Consolidated Statements of Operations for the years ended December 31, 2000 and 1999

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999

          Notes to the Consolidated Financial Statements

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary
                              Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 2000

                               TC X CALIBUR, INC.

              Including the accounts of its wholly-owned subsidiary

                                TABLE OF CONTENTS

                                                                                        Page

Independent Auditors' Report                                                              1

Consolidated Balance Sheet -- December 31, 2000                                           2

Consolidated Statements of Operations for the Years Ended December 31,
2000 and 1999                                                                             3

Consolidated Statements of Stockholders' Equity/(Deficit) for the Years
Ended December 31, 2000 and 1999                                                          4

Consolidated Statements of Cash Flows for the Years Ended December 31,
2000 and  1999                                                                            5

Notes to Consolidated Financial Statements                                               6-10


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
TC X Calibur, Inc


     We have audited the accompanying consolidated balance sheets of TC X Calibur, Inc, (a Nevada Corporation) and its wholly-owned subsidiary, Film Optical Investment Limited, (a Canadian corporation) as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC X Calibur, Inc as of December 31, 2000, and the results of operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                   Mantyla McReynolds

Salt Lake City, Utah
February 16, 2001, except for Note 10 which is dated March 19, 2001.



                               TC X CALIBUR, INC.
                           Consolidated Balance Sheet
                                December 31, 2000

                                     ASSETS

Current Assets:
     Cash                                                                                       $                    -0-
     Accounts receivable-net of allowance for doubtful
             accounts of $15,060                                                                                  57,225
     Prepaid expenses
                                                                                                   ---------------------
          Total Current Assets                                                                                    57,225

Property and equipment - Note 6                                                                                  455,990
Less: Accumulated depreciation                                                                                  (411,279)
                                                                                                   ---------------------
          Net Property and equipment                                                                              44,711

               Total Assets                                                                     $                101,936
                                                                                                   =====================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities:
     Payable to bank (overdraft)                                                                $                 34,614
     Accounts payable                                                                                            139,004
     Customer deposits                                                                                            15,332
     Payable to shareholders - Note 4                                                                            105,276
                                                                                                   ---------------------
           Total Current Liabilities                                                                             294,226
                                                                                                   ---------------------
               Total Liabilities                                                                                 294,226

Stockholders' Equity:
  Common stock -- 50,000,000 shares authorized, $.001 par
  value; 5,480,001 shares issued and outstanding                                                                   5,480
  Additional Paid-In Capital                                                                                       1,566
  Accumulated Deficit                                                                                          (203,460)
  Accumulated Foreign Currency Translation Adjustment                                                              4,124
                                                                                                   ---------------------
               Total Stockholders' Equity                                                                       (192,290)
                                                                                                   ---------------------
               Total Liabilities and Stockholders' Equity                                       $                101,936
                                                                                                   =====================


                 See accompanying notes to financial statements.


                               TC X CALIBUR, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2000 and 1999



                                                                                          2000                    1999
                                                                                   ------------------      -------------------
Revenues                                                                         $           477,767  $               693,354
Cost of Sales                                                                                433,080                  434,550
                                                                                   ------------------
Gross Profit                                                                                  44,687                  258,804

General and Administrative Expenses                                                          180,201                  273,635
                                                                                   ------------------      -------------------
Net Loss from Operations                                                                    (135,514)                 (14,831)
Other income and expense
   Interest expense                                                                           (3,912)                  (2,303)
   Gain on sale of assets                                                                      5,447
                                                                                                           -------------------
            Net Loss Before Income Taxes                                                    (133,979)                 (17,134)

Provision for Income Taxes - Notes 1&3                                                           -0-                      -0-
                                                                                   ------------------      -------------------

Net Loss                                                                     $              (133,979) $               (17,134)
                                                                                   ==================      ===================
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)                                                         4,349                   16,846
                                                                                   ------------------      -------------------
Total Comprehensive Income (Loss)                                                $          (129,630) $                  (288)
                                                                                   ==================      ===================


Loss Per Share                                                               $                  (.02) $                  (.01)
                                                                                   ==================      ===================

Weighted Average Shares Outstanding                                                        5,480,001                5,480,001
                                                                                   ==================      ===================


                 See accompanying notes to financial statements.


                               TC X CALIBUR, INC.
            Consolidated Statements of Stockholders' Equity/(Deficit)
                 For the Years Ended December 31, 2000 and 1999



                                                                                                       Accumulated
                                     Number         Common         Additional                            Foreign            Total
                                       of            Stock           Paid-in        Accumulated         Currency       Stockholders'
                                     Shares                          Capital          Deficit           adjustment         Equity
                                  ------------- --------------- ---------------- ----------------   ---------------- ---------------
Balance, December 31, 1998            5,480,000         $5,480           $1,566      ($52,347)         ($17,071)          ($62,372)

Net loss for the year ended
December 31, 1999                                                                     (17,134)           16,846               (288)
                                  ------------- --------------- ---------------- ----------------   ---------------- ---------------
Balance, December 31, 1999            5,480,000          5,480            1,566       (69,481)             (225)           (62,660)
Net loss for the year ended
December 31, 2000                                                                    (133,979)            4,349           (129,630)
                                  ------------- --------------- ---------------- ----------------   ---------------- ---------------
Balance, December 31, 2000            5,480,000         $5,480           $1,566     ($203,460)           $4,124          ($192,290)
                                  ============= =============== ================ ================   ================ ===============






















                 See accompanying notes to financial statements.


                               TC X CALIBUR, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999



Cash Flows From Operating Activities                                                           2000                   1999
                                                                                         -----------------      -----------------
Net Loss                                                                            $            (133,979)  $             (17,134)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                                                   10,526                   5,604
    (Increase) decrease in:
    Current assets                                                                                 20,301                 (25,936)
    Current liabilities                                                                            13,350                  47,193
                                                                                         -----------------      -----------------
       Net Cash Provided by/(Used for) in Operating  Activities                                   (89,802)                  9,727

Cash Flows From Investing Activities
Purchases of property and equipment                                                               (10,681)                (46,166)
                                                                                         -----------------      -----------------
              Net Cash Used for Investing Activities                                              (10,681)                (46,166)

Cash Flows Provided by Financing Activities

    Borrowing from related parties                                                                 91,419                  17,924
                                                                                         -----------------      -----------------
              Net Cash Provided by Financing Activities                                            91,419                  17,924

    Effect Of Exchange Rate on cash and cash Equivalents                                            4,349                  16,846

                            Net Decrease in Cash                                                   (4,715)                 (1,669)

Beginning Cash Balance                                                                              4,715                   6,384
                                                                                         -----------------      -----------------

Ending Cash Balance                                                                 $                   0   $               4,715
                                                                                         =================      =================

Supplemental disclosures
   Cash paid for interest                                                           $               3,912   $               2,303
   Cash paid for income taxes                                                                           0                       0



                 See accompanying notes to financial statements.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)      Organization

     TC X Calibur, Inc. ("the Company") was incorporated in Nevada in October, 1988, under the name Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating capital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. ("A.F.C."), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Opticals Investments Limited, a corporation organized in the Province of Ontario, Canada ("Film Opticals") in exchange for 480,000 of its common shares. Since the acquisition of Film Opticals, the Company has been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remains intact, but funding constraints have curtailed the Company's ability to develop and market this segment of the business.

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, Film Opticals Investments Limited. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

        (b)      Income Taxes

     The Company complies with the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2000 is $0 due to a valuation allowance established (see Note 3).

        (c)      Net Loss Per Common Share

     Net loss per common share is based on the weighted-average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        [continued]

        (d)      Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash and cash equivalents as deposits in commercial banks. The Company had $0 cash at December 31, 2000.


        (e)      Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (f)      Property and Equipment

     Property and equipment are stated at cost.  Depreciation  is provided using
the   straight-line   basis  over  the  useful  lives  of  the  related  assets.
Expenditures for maintenance and repairs are charged to expense as incurred.

        (g)      Revenue Recognition

     Re venue is recognized as products or projects are delivered or services are provided to customers.

        (h)      Foreign Currency Translation

     Foreign currency exchange transactions and translation are accounted for pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The functional currency of the operating entity, Film Opticals, is the Canadian Dollar. All numbers in these financial statements have been converted to U.S. dollars, unless specifically stated otherwise.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   [Continued]


NOTE 2  LIQUIDITY/GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has accumulated losses for the years ended December 31, 2000, and 1999, in the respective amounts of $133,979, and $17,134, and has a negative net working capital balance of $237,001. These factors indicate that the Company may not be able to continue as a going concern.

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


NOTE 3  INCOME TAXES

     The Company complies with the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. No provision has been made for income taxes in the consolidated financial statements because the Company has incurred losses. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2000 are summarized below.

Deferred tax assets                                   Balance            Tax              Rate
------------------------------------------------ ----------------- ---------------  -----------------
   Loss carryforward(expires 2020)                    $203,243         $62,515             31 %
   Valuation allowance                                                ($62,515)
                                                                   ---------------
        Deferred tax asset                                                  $0
                                                                   ===============

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The valuation allowance has increased $45,892, from $16,623, as of December 31, 1999.


NOTE 4  PAYABLE TO SHAREHOLDERS

     The Company borrowed $105,276 ($108,004 CDN) from four of its officers/shareholders to finance operations. Two accounts are evidenced by notes bearing interest at 18% and are past due. The others are due on demand and are non-interest bearing.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   [Continued]


NOTE 5  FOREIGN FILM LIBRARY

     The Company acquired approximately 125 movies in foreign languages ( primarily Chinese), from a shareholder in 1991. The movies are in the martial arts genre. If the Company can obtain sufficient profits or financing, it intends to complete the dubbing and limited editing and to release the films into world-wide markets. Although the Company believes that the library is valuable and could generate substantial revenues, the Company has elected not to assign a value to them on the basis of the lower of cost or market. Since the films have not generated any revenues to date, for purposes of these financial statements the Company has determined a current net realizable value of $-0-.


NOTE 6  PROPERTY AND EQUIPMENT

     The major classes of assets as of the balance sheet date are as follows:

                                                           Accumulated
             Asset Class                  Cost            Depreciation          Method/Life
Computer/Office Equipment                   $145,215               $110,125                SL/5
Film Process Equipment                       310,775                301,154                SL/5
                                     ---------------  ---------------------
                               Total        $455,990               $411,279
                                     ===============  =====================

     Depreciation expense was $10,526 and $5,604 for the years ended December 31, 2000 and 1999.


NOTE 7  OFFICE LEASE

     In December, 1999, the Company entered into an operating lease with unrelated parties for its facilities. The lease is for a period of five years.

     The terms of the lease provide for total rentable square feet of 4,244, and future minimum lease payments of the following:

       For the year 2001                29,401
             2002                       29,401
             2003                       29,401
             2004                       29,401
             Total                     117,604
                                 =============

     Total rent expense for 2000 was $43,649 and for 1999, $25,302. In addition to the operating facility, the Company rents, on a month-to-month basis, a storage facility for its movie library, the cost of which is $3,983 annually

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   [Continued]

NOTE 8  SIGNIFICANT CONCENTRATION OF CREDIT RISK

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

     The Company's proposal under the Notice of Intention to Make a Proposal was ultimately accepted by the court and on April 25, 2000, the Company received notification from the trustee certifying full performance of the proposal.


NOTE 10  SUBSEQUENT EVENT

     On March 5, 2001, the Company resolved to reverse split its 5,480,001 outstanding shares of common stock on the basis of 1 for 20 shares, while retaining the authorized shares at 50,000,000 and the par value of $0.001 per share. The effective date of the reverse split is March 21, 2001. All fractional shares are to be rounded up to the nearest whole share, provided that no stockholder, on a per certificate basis, currently owning 100 or more shares be reduced to less than 100 shares. No stockholder owning less than 100 shares, on a per stock certificate basis on the effective date, shall be affected by the reverse split.

     Below is an estimate of the affect on financial data in this report as if the reverse split had been effective as of the balance sheet date.


Estimated common stock at par                             $274
Additional paid-in capital                               6,772
                                              ----------------
  Total contributed capital                              7,046
                                              ================
Loss per share for 2000                                  (0.47)
Loss per share for 1999                                  (0.01)
Weighted average outstanding                           274,000

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
---------------------

     Mantyla & McReynolds, Certified Public Accountants, of Salt Lake City, Utah, have been retained to audit the financial statements of the Registrant as of May 5, 2000. Mantyla & McReynolds have prepared audited financial statements of the Registrant for the calendar years ended December 31, 2000, 1999 and 1998; The Registrant has contacted its previous auditor, Malone and Bailey, PLLC, formerly John Malone and company, Certified Public Accountants, 5444 Westheim #2080, Houston TX 77056 (713) 840-1210, and there are no disagreements between the Registrant and the previous auditor, Malone and Bailey, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their reports.

     For additional information regarding the change of auditor, please see the Company's Form 8-K Current Report, as filed with the Securities and Exchange Commission on or about May 9, 2000, which is incorporated herein by this reference. See Item 13.


                                    PART II


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

Business Experience
-------------------

     Kenneth White, age 66, President and Director. Since 1965, Mr. White has been involved in numerous types of businesses as a general manager in the areas of marketing, finance, manufacturing, planning, sales including vast experience in internatinal business. Mr. White was a principal of Security Trading Inc., a member of the Toronto Stock Exchange and full service stock broker and is acting President and C.O.O. of Film Optical Investments Limited, the Company's sole operating subsidiary, provider of negative processing and printing, transfer of video tapes, special effects, animation and products for corporate communications. Mr. White attended University of Western Ontario School of Business Administration, University of Toronto and Mount Allison University, New Brunswick.

     Michael Smith, age 66, Secretary, Treasurer and Director. Mr. Smith has been engaged in the motion picture and video industry for 35 years and was the co-founder of M.S. Art Services, Ltd., a provider of animation and art work producers. In addition, Mr. Smith, has been providing the industry with processing, printing of film and transfer of film to video tapes. His extensive background in the special effects field has earned Mr. Smith numerous prestigeous awards.

Significant Employees
---------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships
--------------------

     There are no family relationships between any current directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings
----------------------------------------

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

Item 11. Executive Compensation
-------------------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                         Secur-
                                                         ities         All
Name and   Year or                       Other   Rest- Under-  LTIP  Other
Principal  Period       Salary     Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended         ($)        ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Kenneth
White,         12/31/00  $60,000*   0     0      0       0      0     0
President,     12/31/99  $60,000*   0     0      0       0      0     0
Director       12/31/98  $60,000*   0     0      0       0      0     0


Michael
Smith          12/31/00  $60,000*   0     0      0       0      0     0
Secretary/     12/31/98  $60,000*   0     0      0       0      0     0
Treasurer,     12/31/97  $60,000*   0     0      0       0      0     0
Director


     *All cash compensation paid as salaries to the officers and directors of the Company were paid by the Company's sole operating entity, Film Opticals of Canada Limited, for services performed by the above mentioned individuals to Film Opticals of Canada Limited.

Compensation of Directors
-------------------------

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

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements
-------------------------------

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

Item 10. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 280,974 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name and Address           Beneficially Owned          of Class
----------------           ------------------           --------

Berliner Holdings LTD.*       105,000                    38.32
181 Carlaw Ave., Suite 300
Toronto, Ontario, Canada
M4M 2S1

Barbara O'Gorman**             68,250                    24.91

O'Gorman Family Trust**        13,800                     0.05

Kingsbury Holdings Ltd.***     20,000                     7.30
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies

                              ---------                   ----
                              207,050                    73.69%

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


Security Ownership of Management
--------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of               Percentage of
Name and Address     Shares Beneficially Owned       of Class
----------------     -------------------------        --------

Kenneth J. White
Casablanca Holdings Ltd.*       4,000              1.42
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies

Michael S. Smith
Kingsbury Holdings Ltd.**      20,000              7.11
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies


                              -------              ------
All directors and
executive officers             24,000              8.53%
as a group (2 persons)

     *Mr. Kenneth White may be deemed beneficial owner of these shares due to his relationship with Casablanca Holdings Limited. Mr. White is the owner of Casablance Holdings Limited.

     *Mr. Michael Smith may be deemed beneficial owner of these shares due to his affiliation with Kingsbury Holdings Limited. Mr. Smith is the owner of Kingsbury Holdings Limited.

Changes in Control
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Transactions with Management and Others
----------------------------------------

     During the past two years, there have been no material transactions with any director, executive officer, 5% beneficial shareholder or promoter.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K
-------------------

    Form 8-K Current Report as filed on or about May 9, 2000, for information relating to the Company's court protection, change in the Compay's auditors, and other matters, as described in Item I, Item 3 and Item 8, Part I, above.*

     *Summaries of all exhibits contained in this Report are modified in their entirety by reference to these Exhibits.

Exhibits
--------

Exhibit
Number               Description*
------               -----------
3. (I)             Certificate of Amendment to the Articles of Incorporation.

99                 Certificate of Full Performance of Proposal.

27                 Financial Data Schedule

DOCUMENTS INCORPORATED BY REFERENCE

     Form S-18 Registration Statement as filed with the Securities and Exchange Commission on or about December 3, 1990, as described in Item I, Part I above.*

     Form 8-K Current Report as filed on or about May 17, 1991, for information relating to the Company's acquisition of Sentinel Diagnostics, as described in
Item I, Part I, above.*

     Form 8-K Current Report as filed on or about August 19, 1993, for information concerning the business done and intended to be done and the proposed plan of operation of the Company following the completion of the AFC Plan, as described in Item I, Part I, above.*

     Form 8-K Current Report, as filed on or about December 31, 1993, for information concerning the acquisition of Film Opticals Investments Limited, and subsidiaries, as described in Item I, Part I, above.*

     Form 8-K as filed on May 9, 2000, for information relating to the Company's court protection, change in the Company's auditors, and other matters, as described in Item I, Part I and Item 8, Part II, above.*


     *Summaries of all exhibits contained in this Report are modified in their entirety by reference to these Exhibits.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TC X CALIBUR, INC.



Date: 3-30-01                          By/S/Kenneth J. White
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        TC X CALIBUR, INC.



Date:  3-30-01
                                        By/S/Kenneth J. White
                                        President and Director



Date:  3-30-01                          By/S/Michael S. Smith
                                        Secretary/Treasurer and Director