Form 10QSB
period 2001-03-31
TC X CALIBUR INC
filed 2001-05-14
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

None; Not Applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                   May 14, 2001
                                Common Voting Stock
                                      280,947


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


                               TC X Calibur, Inc.
                                  BALANCE SHEET
                                 March 31, 2001

                                               3/31/01
                                           ----------------
                                            [Unaudited]
ASSETS

   Accounts Receivable-net of allowance
        for doubtful accounts                      30,523
                                                ---------
   Total Current Assets                            30,523

   Equipment, net                                  32,447
                                                ---------
TOTAL ASSETS                                       62,970
                                                =========
LIABILITIES & EQUITY

   Current Liabilities

            Cashs overdraft                        47,650
            Accounts Payable                      124,120
            Customer Deposits                      14,575
            Payable to shareholders-note 4        101,339
                                               ----------
         Total Current Liabilities                287,684
                                               ==========

Stockholders' Equity

   Common Stock                                       280
   Additional Paid in Capital                       1,466
   Accumulated deficit                           (246,147)
   Accumulated foreign currency Translation
        Adjustment                                 14,487
                                                ---------
        Total Stockholders' Equity               (224,714
                                                ---------

TOTAL LIABILITIES & EQUITY                         62,970
                                                =========




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


                               TC X Calibur, Inc.
                                INCOME STATEMENT
                           For the Three Month Periods
                         Ended March 31, 2001 and 2000


                                               Three Months                           Three Months
                                                   Ended                                 Ended
                                                  3-31-01                               3-31-00
                                             ------------------                      ---------------
                                                 [Unaudited]                          [Unaudited]

Income
   Sales                                   $        74,149                      $       169,100
                                                ----------                            ----------
Total Income                                        74,149                              169,100

Cost of Sales                                       92,953                              132,067
                                                ----------                            ----------
Gross Profit                                       (18,804)                              37,033

General and Administrative Expenses                 23,883                               44,723
                                                ----------                            ----------
Net Income/(Loss)                                  (42,687)                              (7,690)
                                                ==========                            ==========
Net Los per Share                          $         (0.15)                     $         (0.01)
                                                ==========                            ==========
Weighted Average Number of Shares
        Outstanding                                280,947                            5,480,000
                                                ==========                            ==========



                               TC X Calibur, Inc.
                            STATEMENTS OF CASH FLOWS
                           For the Three Month Periods
                         Ended March 31, 2001 and 2000



                                                        Three Months        Three Months
                                                           Ended                Ended
                                                          3/31/01              3/31/00
                                                      -----------------    ----------------
                                                        [Unaudited]          [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Income/(Loss)                                 $          (42,687)   $     (7,690)
  Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation                                             2,563           1,410
   (Increase)/Decrease in:
        Current Assets                                                         (21,475)
        Current Liabilities                                     (1,848)         19,373
                                                          --------------     ------------
      Net Cash (Provided)/Used For
      Operating Activities                          $          (41,972)   $     (8,382)
                                                          ==============     ============

Cash Flows from Investing Activities
------------------------------------
   Disposal of property and equipment              $             9,701    $      1,683
                                                          --------------     ------------
      Net Cash Used For Investing Activities        $            9,701    $      1,683

Cash Flows Provided by Financing Activities
-------------------------------------------

      Equity payment                                              (100)
      Payment onloans                                           (4,694)          (212)
                                                          --------------     ------------
        Net Cash Provided by Financing Activities               (4,794)          (212)
                                                          --------------     ------------

      Effect of Exchange Rate on cash and cash
        Equivalents                                 $           10,363    $        201

                Net Decrease in Cash                           (26,702)   $     (6,710)

Beginning Cash Balance                                          57,225           4,715
                                                          --------------     ------------
Ending Cash Balance                                 $           30,523   $      (1,995)
                                                          ==============     ===============









                               TC X CALIBUR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

PERLIMINARY NOTE

     The Accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain informatin and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these codensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

COMMON STOCK REVERSE SPLIT

     On March 5, 2001, the Company resolved to reverse split its 5,480,001 outstanding shares of common stock on the basis of 1 for 20 shares, while retaining the authorized shares at 50,000,000 and the par value of $0.001 per share. The effective date of the reverse split is March 21, 2001. All fractinal shares were rounded up to the nearest whole share, provided that no stockholder, on a per certificate basis, currently owning 100 or more shares be reduced to less than 100 shares. No stockholder owning less than 100 shares, on a per stock certificate basis on the effective date, shall be affected by the reverse split. As a result fo the reverse split the outstanding number of shares was adjusted to 280,947, as of March 31, 2001.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $74,149.

Liquidity.

     At March 31, 2001, the Company had total assets of $62,970 and and total liabilities of $287,684.

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

Item 2.Changes in Securities.

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

Item 5.Other Information.

None; Not Applicable.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None; Not Applicable.

(b)Reports on Form 8-K.

None; Not Applicable.

(c) Documents Incorporated by Reference.

None; Not Applicable.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TC X Calibur, Inc.



Date:  5-14-01              By/S/ Kenneth J. White
                            Kenneth J. White, President and Director



Date:  5-14-01              By/S/ Michael S. Smith
                            Michael S. Smith, Secretary, Treasurer and Director