Form 10QSB
period 2001-06-30
TC X CALIBUR INC
filed 2001-08-14
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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

                                   August 13, 2001
                                Common Voting Stock
                                      281,807


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


                               TC X Calibur, Inc.
                                  BALANCE SHEET
                                 June 30, 2001

                                               6/30/01
                                              Unaudited
                                           ----------------
                                            [Unaudited]
ASSETS

   Accounts Receivable-net of allowance
        for doubtful accounts                      59,640
                                                ---------
   Total Current Assets                            59,640

   Equipment, net                                  29,844
                                                ---------
TOTAL ASSETS                                       89,524
                                                =========
LIABILITIES & EQUITY

   Current Liabilities

            Cashs overdraft                        90,708
            Accounts Payable                      111,225
            Customer Deposits                      15,185
            Payable to shareholders-note 4        104.190
                                               ----------
         Total Current Liabilities                321,308
                                               ==========

Stockholders' Equity

   Common Stock                                       281
   Additional Paid in Capital                       6,665
   Accumulated deficit                           (243,614)
   Accumulated foreign currency Translation
        Adjustment                                  4,884
                                                ---------
        Total Stockholders' Equity               (231,784)
                                                ---------

TOTAL LIABILITIES & EQUITY                         89,524
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


                               TC X Calibur, Inc.
                                INCOME STATEMENT
                           For the Three Month Periods
                         Ended June 30, 2001 and 2000


                                               Three Months                           Three Months
                                                   Ended                                 Ended
                                                  6-30-01                               6-30-00
                                             ------------------                      ---------------
                                                 [Unaudited]                          [Unaudited]

Income
   Sales                                   $        68,233                      $       158,928
                                                ----------                            ----------
Total Income                                        68,233                              158,928

Cost of Sales                                       57,660                              117,236
                                                ----------                            ----------
Gross Profit                                        10,573                               41,692

General and Administrative Expenses                  8,040                               61,297
                                                ----------                            ----------
Net Income/(Loss)                                    2,533                              (19,605)
                                                ==========                            ==========
Net Los per Share                          $          0.01                     $         (0.07)
                                                ==========                            ==========
Weighted Average Number of Shares
        Outstanding                                281,807                            5,480,000
                                                ==========                            ==========


                               TC X Calibur, Inc.
                                INCOME STATEMENT
                           For the Six Month Periods
                         Ended June 30, 2001 and 2000


                                                 Six Months                            Six Months
                                                   Ended                                 Ended
                                                  6-30-01                               6-30-00
                                             ------------------                      ---------------
                                                 [Unaudited]                          [Unaudited]

Income
   Sales                                   $       142,382                      $       325,173
                                                ----------                            ----------
Total Income                                       142,382                              325,173

Cost of Sales                                      150,613                              247,074
                                                ----------                            ----------
Gross Profit                                        (8,231)                              78,099

General and Administrative Expenses                 31,923                              105,266
                                                ----------                            ----------
Net Income/(Loss)                                  (40,154)                             (27,167)
                                                ==========                            ==========
Net Loss per Share                          $        (0.14)                     $         (0.10)
                                                ==========                            ==========
Weighted Average Number of Shares
        Outstanding                                281,807                            5,480,000
                                                ==========                            ==========



                               TC X Calibur, Inc.
                            STATEMENTS OF CASH FLOWS
                           For the Three Month Periods
                         Ended June 30, 2001 and 2000



                                                        Three Months        Three Months
                                                           Ended                Ended
                                                          6/30/01              6/30/00
                                                      -----------------    ----------------
                                                        [Unaudited]          [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Income/(Loss)                                 $           (2,533)   $    (19,605)
  Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation                                             2,564           2,532
   (Increase)/Decrease in:
        Current Assets                                         (29,117)          8,620
        Current Liabilities                                    (12,286)          8,105
                                                          --------------     ------------
      Net Cash (Provided)/Used For
      Operating Activities                          $          (36,306)   $       (348)
                                                          ==============     ============

Cash Flows from Investing Activities
------------------------------------
   Disposal of property and equipment              $                 0    $          0
                                                          --------------     ------------
      Net Cash Used For Investing Activities        $                0    $           0

Cash Flows Provided by Financing Activities
-------------------------------------------

      Equity payment
      Payment onloans                                            2,851               0
                                                          --------------     ------------
        Net Cash Provided by Financing Activities                2,851               0
                                                          --------------     ------------

      Effect of Exchange Rate on cash and cash
        Equivalents                                 $           (9,603)    $        (72)

                Net Decrease in Cash                           (43,058)    $       (420)

Beginning Cash Balance                                         (47,650)           (1,969)
                                                          --------------     ------------
Ending Cash Balance                                 $          (90,708)    $      (2,389)
                                                          ==============     ===============












                               TC X Calibur, Inc.
                            STATEMENTS OF CASH FLOWS
                           For the Six Month Periods
                         Ended June 30, 2001 and 2000



                                                         Six Months         Six Months
                                                           Ended                Ended
                                                          6/30/01              6/30/00
                                                      -----------------    ----------------
                                                        [Unaudited]          [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Income/(Loss)                                 $          (40,154)   $    (27,167)
  Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation                                             5,127           5,064
   (Increase)/Decrease in:
        Current Assets                                          (2,415)        (13,475)
        Current Liabilities                                    (27,927)         28,692
                                                          --------------     ------------
      Net Cash (Provided)/Used For
      Operating Activities                          $          (65,369)   $      (6,886)
                                                          ==============     ============

Cash Flows from Investing Activities
------------------------------------
   Disposal of property and equipment              $             9,701    $           0
                                                          --------------     ------------
      Net Cash Used For Investing Activities        $            9,701    $           0

Cash Flows Provided by Financing Activities
-------------------------------------------

      Equity payment                                              (100)               0
      Payment onloans                                            (1,086)              0
                                                          --------------     ------------
        Net Cash Provided by Financing Activities                (1,186)              0
                                                          --------------     ------------

      Effect of Exchange Rate on cash and cash
        Equivalents                                 $               760   $        (101)

                Net Decrease in Cash                           (56,094)    $     (6,987)

Beginning Cash Balance                                         (34,614)           4,598
                                                          --------------     ------------
Ending Cash Balance                                 $          (90,708)    $     (2,389)
                                                          ==============     ===============









                               TC X CALIBUR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

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

COMMON STOCK REVERSE SPLIT

     On March 5, 2001, the Company resolved to reverse split its 5,480,001 outstanding shares of common stock on the basis of 1 for 20 shares, while retaining the authorized shares at 50,000,000 and the par value of $0.001 per share. The effective date of the reverse split is March 21, 2001. All fractional shares were rounded up to the nearest whole share, provided that no stockholder, on a per certificate basis, currently owning 100 or more shares be reduced to less than 100 shares. No stockholder owning less than 100 shares, on a per stock certificate basis on the effective date, shall be affected by the reverse split. As a result fo the reverse split the outstanding number of shares was adjusted to 280,947, as of March 31, 2001.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $59,640.

Liquidity.

     At June 30, 2001, the Company had total assets of $89,524 and and total liabilities of $321,308.

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

                                  TC X Calibur, Inc.



Date: 8-14-01               By/S/ Kenneth White
                            Kenneth J. White, President and Director



Date: 8-14-01               By/S/ Michael Smith
                            Michael S. Smith, Secretary, Treasurer and Director