Form 10QSB
period 2001-09-30
TC X CALIBUR INC
filed 2001-11-19
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

                                November 12, 2001
                               Common Voting Stock
                                     281,870


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


                               TC X Calibur, Inc.
                      Condensed Consolidated Balance Sheet
                               September 30, 2001

                                               9/30/01
                                              Unaudited
                                           ----------------
                                            [Unaudited]
ASSETS

   Cash                                            20,040

   Accounts Receivable-net of allowance
        for doubtful accounts                      65,020
                                                ---------
   Total Current Assets                            85,060

   Equipment, net                                  27,598
                                                ---------
TOTAL ASSETS                                      112,658
                                                =========
LIABILITIES & EQUITY

   Current Liabilities

            Cashs overdraft                             0
            Accounts Payable                      167,026
            Customer Deposits                      14,562
            Payable to shareholders-note 4        101,998
                                               ----------
         Total Current Liabilities                283,588
                                               ==========

Stockholders' Equity

   Common Stock                                       281
   Additional Paid in Capital                       6,665
   Accumulated deficit                           (192,395)
   Accumulated foreign currency Translation
        Adjustment                                 12,519
                                                ---------
        Total Stockholders' Equity               (170,930)
                                                ---------

TOTAL LIABILITIES & EQUITY                        112,658
                                                =========




                             See Accompanying Notes


                               TC X Calibur, Inc.
                 Condensed Consolidated Statements of Operations
                           For the Three Month Periods
                        Ended September 30, 2001 and 2000


                                               Three Months                           Three Months
                                                   Ended                                 Ended
                                                  9-30-01                               9-30-00
                                             ------------------                      ---------------
                                                 [Unaudited]                          [Unaudited]

Income
   Sales                                   $       207,822                      $        94,851
                                                ----------                            ----------
Total Income                                       207,822                               94,851

Cost of Sales                                      110,429                               99,738
                                                ----------                            ----------
Gross Profit                                        97,393                               (4,887)

General and Administrative Expenses                 44,174                               37,810
                                                ----------                            ----------
Net Income/(Loss)                                   53,219                              (42,697)
                                                ==========                            ==========
Net Los per Share                          $          0.19                     $          (0.16)
                                                ==========                            ==========
Weighted Average Number of Shares
        Outstanding                                281,000                              274,000
                                                ==========                            ==========



                             See Accompanying Notes



                               TC X Calibur, Inc.
                 Condensed Consolidated Statements of Operations
                           For the Nine Month Periods
                        Ended September 30, 2001 and 2000


                                                Nine Months                           Nine Months
                                                   Ended                                 Ended
                                                  9-30-01                               9-30-00
                                             ------------------                      ---------------
                                                 [Unaudited]                          [Unaudited]

Income
   Sales                                   $       350,204                      $       420,797
                                                -----------                            ----------
Total Income                                       350,042                              420,797

Cost of Sales                                      261,042                              374,400
                                                 ----------                            ----------
Gross Profit                                        89,162                               73,397

General and Administrative Expenses                 76,097                              143,325
                                                 ----------                            ----------
Net Income/(Loss)                                   13,065                              (69,928)
                                                 ==========                            ==========
Net Loss per Share                          $         0.05                     $          (0.26)
                                                 ==========                            ==========
Weighted Average Number of Shares
        Outstanding                                281,000                              274,000
                                                 ==========                            ===========



                             See Accompanying Notes



                               TC X Calibur, Inc.
                      Consolidated Statements of Cash Flows
                           For the Three Month Periods
                        Ended September 30, 2001 and 2000



                                                        Three Months        Three Months
                                                           Ended                Ended
                                                          9/30/01              9/30/00
                                                      -----------------    ----------------
                                                        [Unaudited]          [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Income/(Loss)                                 $          (53,219)   $    (42,697)
  Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation                                             2,596           2,487
   (Increase)/Decrease in:
        Current Assets                                          (5,690)         20,876
        Current Liabilities                                     55,801          17,804
                                                          --------------     ------------
      Net Cash Provided by/(Used for)
      Operating Activities                          $          105,926   $      (1,530)
                                                          ==============     ============

Cash Flows from Investing Activities
------------------------------------
   Disposal of property and equipment              $                 0   $           0
                                                          --------------     ------------
      Net Cash Used For Investing Activities       $                 0   $           0

Cash Flows Provided by Financing Activities
-------------------------------------------

      Equity payment
      Payment on loans                                          (2,192)              0
                                                          --------------     ------------
        Net Cash Provided by Financing Activities               (2,192)              0
                                                          --------------     ------------

      Effect of Exchange Rate on cash and cash
        Equivalents                                $             7,014   $         702

                Net Decrease in Cash                           110,748   $        (828)

Beginning Cash Balance                                         (90,708)         (2,346)
                                                          --------------     ------------
Ending Cash Balance                                $            20,040   $      (3,174)
                                                          ==============     ===============




                             See Accompanying Notes




                               TC X Calibur, Inc.
                      Consolidated Statements of Cash Flows
                           For the Nine Month Periods
                        Ended September 30, 2001 and 2000



                                                        Nine Months         Nine Months
                                                           Ended                Ended
                                                          9/30/01              9/30/00
                                                      -----------------    ----------------
                                                        [Unaudited]          [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Income/(Loss)                                 $           13,065    $     (69,928)
  Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation                                                 0                0
   (Increase)/Decrease in:
        Current Assets                                            (310)           7,640
        Current Liabilities                                     28,022           45,987
                                                          --------------     ------------
      Net Cash Provided by/(Used For)
      Operating Activities                          $           48,500    $     ( 8,840)
                                                          ==============     ============

Cash Flows from Investing Activities
------------------------------------
   Disposal of property and equipment               $                0    $           0
                                                          --------------     ------------
      Net Cash Used For Investing Activities        $                0    $           0

Cash Flows Provided by Financing Activities
-------------------------------------------

      Equity payment                                              (100)               0
      Payment onloans                                            (6,265)              0
                                                          --------------     ------------
        Net Cash Provided by Financing Activities                (6,365)              0
                                                          --------------     ------------

      Effect of Exchange Rate on cash and cash
        Equivalents                                 $            12,519   $       1,150

                Net Decrease in Cash                $            54,654   $      (7,690)

Beginning Cash Balance                                          (34,614)          4,516
                                                          --------------     ------------
Ending Cash Balance                                 $            20,040   $      (3,174)
                                                          ==============     ===============





                             See Accompanying Notes

                               TC X CALIBUR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2001

PRELIMINARY NOTE

     The Accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these codensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

COMMON STOCK REVERSE SPLIT

     On March 5, 2001, the Company resolved to reverse split its 5,480,001 outstanding shares of common stock on the basis of 1 for 20 shares, while retaining the authorized shares at 50,000,000 and the par value of $0.001 per share. The effective date of the reverse split is March 21, 2001. All fractional shares were rounded up to the nearest whole share, provided that no stockholder, on a per certificate basis, currently owning 100 or more shares be reduced to less than 100 shares. No stockholder owning less than 100 shares, on a per stock certificate basis on the effective date, shall be affected by the reverse split. As a result fo the reverse split the outstanding number of shares was adjusted to 280,947.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $207,822.

Liquidity.

     At September 30, 2001, the Company had total assets of $112,658 and and total liabilities of $285,588.

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

Item 5.Other Information.

     On or about October 15, 2001, which is subsequent to period covered by this report, the Company received a letter of resignation from Kenneth J. White whereby Mr. White resigned his position as President and Director of the Company. The Board of Directors accepted the resignation of Mr. White and appointed Mr. Claus Voellmecke as President and Director to fill the vacancy created by Mr. White's resignation, effective October 15, 2001, which is subsequent to the period covered by this report.

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

                                  TC X Calibur, Inc.



Date:  11-19-01             By/S/ Claus Voellmecke
                            Claus Voellmecke, President and Director



Date:  11-19-01             By/S/ Michael S. Smith
                            Michael S. Smith, Secretary, Treasurer and Director