Form 10KSB
period 2001-12-31
TC X CALIBUR INC
filed 2002-03-29
CIK 847015

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2001
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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
          December 31, 2001 - $483,803.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 25, 2002 - $25,090.83 There are approximately 132,057 shares of common voting stock of the Company held by non-affiliates. The aggregate market value was determined by multiplying the number of shares of common stock held by non-affiliates by the average bid price of such stock, as of March 25, 2002, as quoted by the National Association of Securities Dealers (the"NASD".)

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

                                 March 25, 2002
                                     281,807

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

     Effective March 21, 2001, pursuant to resolutions adopted by the Board of Directors and a Majority of the Stockholder's, the Company filed a Certificate of Amendment to its Articles of Incorporation, whereby, the 5,480,001 outstanding shares of the Corporation were reverse split on a basis of 1 for 20, while retaining the authorized shares at 50,000,000 and the par value at $0.001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Corporation, and with all fractional shares being rounded up to the nearest whole share, provided, however, that no stockholder, computed on a per stock certificate of record basis, currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; provided, that all fractional shares shall be rounded up to the nearest whole share, and that these shares shall be provided by the Company. A copy of the Certificate of Amendment to its Articles of Incorporation has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Item 13.

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

Cost and Effects of Compliance with Environmental Laws
------------------------------------------------------

     None; Not applicable.

Number of Employees
-------------------

     The Company currently has 5 full time employees, including management. The Company's employees and job descriptions are listed below:

      Number of Employees               Job Title
     --------------------               ---------

              2                     Management;
              2                     Film Layout;
              Contracted            Optical Camera Operators;
              1                     Animation camera and contrast machine
                                        operator;
              Contracted            Computer  operators associated with creative
                                        and digital effects and pre and post
                                        credits.
             ---
              5                     Total Full Time Employees



Item 2.  Description of Property
--------------------------------

     The major classes of assets as of December 31, 2001, are as follows:

                                        Accumulated
        Asset Class          Cost       Depreciation            Method/Life
        -----------          ----       ------------            -----------

   Computer/Office Equip.    $152,694     $120,568                SL/5
   Film Process Equip         301,874      301,834                SL/5
                             ---------------------
                Total        $454,568     $422,402
                             =====================

     In December, 1999, the Company entered into an operating lease with unrelated parties for its facilities, located at 181 Carlaw Avenue, Suite 300, Toronto, Ontario, Canada M4M 2S1. The lease is for a period of five years.

     The terms of the lease provide for total rentable square feet of 4,244, and future minimum lease payments of the following:

                2002            29,401
                2003            29,401
                2004            29,401
                                ------
               Total            88,203



     Total rent expense for 2001 was $42,004 and for 2000, $43,649. In addition to the operating facility, the Company rents, on a month-to-month basis, a storage facility for its movie library, the cost of which is $3,983 annually.

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

Item  4.   Submission   of   Matters  to  a  Vote  of   Security   Holders
--------------------------------------------------------------------------

     Effective March 21, 2001, pursuant to Unanimous Consent of the Board of Directors and Majority Stockholders, the 5,480,001 outstanding shares of the
Company were reverse split on a basis of 1 for 20, while retaining the authorized shares at 50,000,000 and the par value at $0.001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Corporation, and with all fractional shares being rounded up to the nearest whole share, provided, however, that no stockholder, computed on a per stock certificate of record basis, currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; provided, that all fractional shares shall be rounded up to the nearest whole share, and that these shares shall be provided by the Company. A copy of the Certificate of Amendment to its Articles of Incorporation has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Item 13.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

Market Information
------------------

     Although the Company's common stock is quoted on the OTC Bulletin Board ("TCXC") of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no established market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that mey develop. See the caption "Sales of Unregistered Securities".

     The following quotations were provided by the National Quotation Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.


                                STOCK QUOTATIONS

                                                       CLOSING BID
             2000                                      High     Low
        --------------                                 ----     ---

January 2 thru March 21                               .0625    0.03125

March 22 thru March 30
(After a 1 for 20 reverse split)                      1.01      .26

April 2 thru June 29                                  1.01      .26

July 2 thru September 28                              1.01      .26

October 1 thru December 31                            0.75      .21


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

Results of Operations
---------------------

     During the calendar year ended December 31, 2001 the Company had a net loss from operations of $83,428. The Company has received revenues in the calendar years ended December 31, 2001 and 2000 of 483,803 and 477,767, respectively. See the Index to Financial Statements, Item 7 of this Report.

Liquidity
---------

     As shown in the financial statements, the Comany has accumulated losses for the years ended December 31, 2001 and 2000, in the respective amount of 83,428 and $133,979, and has a negative net working capital balance of $190,772. These factors indicate that the Company may not be aple to continue as a going concern.

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

Item 7.  Financial Statements
-----------------------------

          Financial Statements for the years ended
          December 31, 2001 and 2000

          Independent Auditors' Report

          Consolidated Balance Sheet - December 31, 2001

          Consolidated Statements of Operations for the years ended December 31, 2001 and 2000

          Consolidated Statements of Stockholders' Equity/(Defecit) for the years ended December 31, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000

          Notes to the Consolidated Financial Statements

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary
                              Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 2001


                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary

                                TABLE OF CONTENTS


                                                                              Page

Independent Auditors' Report                                                    1

Consolidated Balance Sheet -- December 31, 2001                                 2

Consolidated Statements of Operations for the Years Ended December 31,
2001 and 2000                                                                   3

Consolidated Statements of Stockholders' Equity/(Deficit) for the Years
Ended December 31, 2001 and 2000                                                4

Consolidated Statements of Cash Flows for the Years Ended December 31,
2001 and  2000                                                                  5

Notes to Consolidated Financial Statements                                    6-10




                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
TC X Calibur, Inc


     We have audited the accompanying consolidated balance sheets of TC X Calibur, Inc, (a Nevada Corporation) and its wholly-owned subsidiary, Film Optical Investment Limited, (a Canadian corporation) as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TC X Calibur, Inc as of December 31, 2001, and the results of operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations and has a net working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   Mantyla McReynolds

Salt Lake City, Utah
February 22, 2002


                               TC X CALIBUR, INC.
                           Consolidated Balance Sheet
                                December 31, 2001

                                     ASSETS
Current Assets:
     Cash                                                                      $            28,416
     Accounts receivable-net of allowance for doubtful
             accounts of $1,276                                                             28,109
          Total Current Assets                                                              56,525

Property and equipment - Note 6                                                            454,568
Less: Accumulated depreciation                                                            (422,402)
                                                                                 ------------------
          Net Property and equipment                                                        32,166

               Total Assets                                                    $            88,691
                                                                                 ==================
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities:
     Accounts payable                                                          $           129,259
     Payable to related parties - Note 4                                                   112,147
     Accrued liabilities                                                                     1,243
     Current portion of long-term debt - Note 11                                             4,648
                                                                                 ------------------
           Total Current Liabilities                                                       247,297
   Long-term Liabilities
     Long-term debt, net of current portion - Note 11                                      108,342
                                                                                 ------------------
               Total Liabilities                                                           355,639

Stockholders' Equity:
  Common stock -- 50,000,000 shares authorized, $.001 par
  value; 281,807 shares issued and outstanding                                                 282
  Additional Paid-In Capital                                                                 6,764
  Accumulated Deficit                                                                     (286,888)
  Accumulated Foreign Currency Translation Adjustment                                       12,894
                                                                                 ------------------
               Total Stockholders' Equity                                                 (266,948)
                                                                                 ------------------
               Total Liabilities and Stockholders' Equity                      $            88,691
                                                                                 ==================


                 See accompanying notes to financial statements.



                               TC X CALIBUR, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2001 and 2000



                                                                           2001                2000
                                                                    ---------------     ---------------
Revenues                                                          $        483,803    $        477,767
Cost of Sales                                                              357,728             433,080
                                                                    ---------------     ---------------
Gross Profit                                                               126,075              44,687

General and Administrative Expenses                                        200,028             180,201
                                                                    ---------------     ---------------
Net Loss from Operations                                                   (73,953)           (135,514)
Other income and expense
   Interest expense                                                         (9,475)             (3,912)
   Gain on sale of assets                                                        0               5,447
       Net Loss Before Income Taxes                                        (83,428)           (133,979)

Provision for Income Taxes - Notes 1&3                                           0                   0
                                                                    ---------------     ---------------

Net Loss                                                          $        (83,428)   $       (133,979)
                                                                    ===============     ===============
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)                                       8,770               4,349
                                                                    ---------------     ---------------
Total Comprehensive Income (Loss)                                 $        (74,658)   $       (129,630)
                                                                    ===============     ===============


Loss Per Share                                                    $          (0.26)   $          (0.46)
                                                                    ===============     ===============

Weighted Average Shares Outstanding                                        281,807             281,807
                                                                    ===============     ===============


                 See accompanying notes to financial statements.



                               TC X CALIBUR, INC.
            Consolidated Statements of Stockholders' Equity/(Deficit)
                 For the Years Ended December 31, 2001 and 2000

                                                                                   Accumulated
                                                      Additional                     Foreign           Total
                             Number of      Common      Paid-in     Accumulated      Currency      Stockholders'
                               Shares        Stock      Capital       Deficit       adjustment        Equity
                            ------------  ----------  ----------- --------------- --------------  ---------------
Balance, December 31, 1999     5,480,000      $5,480       $1,566       ($69,481)          ($225)       ($62,660)

Net loss for the year ended
December 31, 2000                                                       (133,979)          4,349        (129,630)
                            ------------  ----------  ----------- --------------- --------------  ---------------
Balance, December 31, 2000     5,480,000       5,480        1,566       (203,460)          4,124        (192,290)

Reverse split, 1 for 20       (5,198,193)     (5,198)       5,198                                              0

Net loss for the year ended
December 31, 2001                                                        (83,428)          8,770         (74,658)
                            ------------  ----------  ----------- --------------- --------------  ---------------
Balance, December 31, 2001       281,807  $      282   $    6,764  $    (286,888)  $      12,894   $    (266,948)
                            ============  ==========  =========== =============== ==============  ===============






















                           See accompanying notes to financial statements.



                               TC X CALIBUR, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000


Cash Flows From Operating Activities                                            2001               2000
                                                                         --------------     --------------
Net Loss                                                             $         (83,428)   $      (133,979)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                                11,123             10,526
    (Increase) decrease in:
    Current assets                                                              29,116             20,301
    Current liabilities                                                        (51,576)            13,350
                                                                         --------------     --------------
       Net Cash Provided by/(Used for) in Operating  Activities                (94,765)           (89,802)

Cash Flows From Investing Activities
Return of equipment                                                              8,901                  0
Purchases of property and equipment                                             (7,480)           (10,681)
                                                                         --------------     --------------
              Net Cash Used for Investing Activities                             1,421            (10,681)

Cash Flows Provided by Financing Activities

    Increase in loans                                                          112,990             91,419
                                                                         --------------     --------------
              Net Cash Provided by Financing Activities                        112,990             91,419

    Effect Of Exchange Rate on cash and cash Equivalents                         8,770              4,349

                     Net Decrease in Cash                                       28,416             (4,715)

Beginning Cash Balance                                                               0              4,715
                                                                         --------------     --------------

Ending Cash Balance                                                  $          28,416    $             0
                                                                         ==============     ==============

Supplemental disclosures
   Cash paid for interest                                            $           9,475    $         3,912
   Cash paid for income taxes                                                        0                  0



                 See accompanying notes to financial statements.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

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

          The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, Film Opticals Investments Limited. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

     (b) Income Taxes

          The Company complies with the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2001 is $0 due to a valuation allowance established (see Note 3).

     (c) Net Loss Per Common Share

          In accordance with Financial Accounting Standards No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding.

     (d) Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash and cash equivalents as deposits in commercial banks. The Company had $28,416 cash at December 31, 2001.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

     (e) Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (f) Property and Equipment

          Property and equipment are stated at cost. Depreciation is provided using the straight-line basis over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.

     (g) Revenue Recognition

          The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of U.
     S. generally accepted accounting principles to revenue transactions. Revenue is recognized as products or projects are delivered or services are provided to customers.

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

     (i) Impairment of Long-Lived Assets

          The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the years ended December 31, 2001 and 2000.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   [Continued]


NOTE 2         LIQUIDITY/GOING CONCERN

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has accumulated losses for the years ended December 31, 2001, and 2000, in the respective amounts of $83,428 and $133,979, and has a negative net working capital balance of $190,772. These factors indicate that the Company may not be able to continue as a going concern.

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


NOTE 3         INCOME TAXES

          The Company complies with the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. No provision has been made for income taxes in the consolidated financial statements because the Company has incurred losses. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2001 are summarized below.


Deferred tax assets                        Balance          Tax         Rate
--------------------------------------- -------------- ------------- --------------
   Loss carryforward(expires 2021)         $286,661       $88,868       31 %
   Valuation allowance                                   ($88,868)
                                                       -------------
        Deferred tax asset                                     $0
                                                       =============

          A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The valuation allowance has increased $26,352, from $62,515, as of December 31, 2001.

NOTE 4         RELATED PARTY TRANSACTIONS

          The Company has borrowed $76,000 ($121,053 CDN) from five entities who are officers or related parties to finance operations. Two accounts are evidenced by notes bearing interest at 18% and are past maturity. The others are due on demand and are non-interest bearing.

          The Company has also had expenses paid on their behalf by a shareholder in the amount of $36,147. This liability is unsecured, non-interest bearing, and is due on demand.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   [Continued]


NOTE 5         FOREIGN FILM LIBRARY

          The Company acquired approximately 125 movies in foreign languages (primarily Chinese), from a shareholder in 1991. The movies are in the martial arts genre. If the Company can obtain sufficient profits or financing, it intends to complete the dubbing and limited editing and to release the films into world-wide markets. Although the Company believes that the library is valuable and could generate substantial revenues, the Company has elected not to assign a value to them on the basis of the lower of cost or market. Since the films have not generated any revenues to date, for purposes of these financial statements the Company has determined a current net realizable value of $0.

NOTE 6         PROPERTY AND EQUIPMENT

          The major classes of assets as of the balance sheet date are as follows:

                                               Accumulated
         Asset Class                 Cost     Depreciation       Method/Life

Computer/Office Equipment          $152,694          $120,568             SL/5
Film Process Equipment              301,874           301,834             SL/5
                              ------------- -----------------
                        Total      $454,568          $422,402
                              ============= =================

          Depreciation expense was $11,123 and $10,526 for the years ended December 31, 2001 and 2000.

NOTE 7         OFFICE LEASE

          In December, 1999, the Company entered into an operating lease with unrelated parties for its facilities. The lease is for a period of five years.

          The terms of the lease provide for total rentable square feet of 4,244, and future minimum lease payments of the following:

    For the year 2002           29,401
           2003                 29,401
           2004                 29,401
          Total                 88,203
                           ===========

          Total rent expense for 2001 was $42,004 and for 2000, $43,649. In addition to the operating facility, the Company rents, on a month-to-month basis, a storage facility for its movie library, the cost of which is $3,983 annually.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   [Continued]



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

NOTE 10        COMMON STOCK REVERSE SPLIT

          On March 21, 2001, the Company reverse split its 5,480,001 outstanding shares of common stock on the basis of 1 for 20 shares, while retaining the authorized shares at 50,000,000 and the par value of $0.001 per share. All fractional shares were rounded up to the nearest whole share, provided that no stockholder, on a per certificate basis, owning 100 or more shares be reduced to less than 100 shares. No stockholder owning less than 100 shares, on a per stock certificate basis was affected by the reverse split. Weighted average share have been adjusted to post-split numbers for all period presented.

NOTE 11        NOTE PAYABLE

          The Company has a note based on a judgement payable to an investment company with interest at Canadian prime plus 2% (currently 6%), due in monthly installments of $1,500 including interest, through December 2004, at which time the entire unpaid principal is due and payable. Maturities of this long-term debt are as follows:

       Year Ending October 31:                        Amount
                2002                     $             4,648
                2003                                   4,935
                2004                                 103,407
                                            ----------------
                                         $           112,990
                                            ================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
---------------------

     None, Not applicable.

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


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Claus Voellmecke      President
                      Director         10/2001        *

Kenneth J. White      President        8/93           10-15-2001
                      Director         8/93           10-15-2001

Michael S. Smith      Secretary        8/93           *
                      Treasurer        8/93           *
                      Director         9/93           *


     * These persons presently serve in the capacities indicated.

Business Experience
-------------------

     Claus Voellmecke, age 60, President and Director. Mr. Voellmecke has been involved in numerous types of businesses in executive positions in the areas of marketing, finance, manufacturing, planning, sales including vast experience in international business. Mr. Voellmecke was a principal in Morgan Gundy International Limited, an investment banking firm, Unicom, Inc., and ongoing president of Berliner Holdings Limited.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                         Secur-
                                                         ities         All
Name and   Year or                       Other   Rest- Under-  LTIP  Other
Principal  Period       Salary     Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended         ($)        ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------

Claus          12/31/01    0        0     0      0       0      0     0
Voellmecke,
President,
Director


Kenneth        12/31/01  $6,780*   0     0      0       0      0     0
White,         12/31/00  $38,750*   0     0      0       0      0     0
President,     12/31/99  $38,750*   0     0      0       0      0     0
Director       12/31/98  $38,750*   0     0      0       0      0     0


Michael        12/31/01  $38,750*   0     0      0       0      0     0
Smith          12/31/00  $38,750*   0     0      0       0      0     0
Secretary/     12/31/98  $38,750*   0     0      0       0      0     0
Treasurer,     12/31/97  $38,750*   0     0      0       0      0     0
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

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements
-------------------------------

     Michael S. Smith signed a five year employment contract with the Company in 8-93. This contracts was renewed in 8-98 with five a year extension. See Item 10, Part II, Executive Compensation, for information regarding compensation of the Company's Officers and Directors.

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

Item 10. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 281,807 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name and Address           Beneficially Owned          of Class
----------------           ------------------           --------

Berliner Holdings LTD.*       105,000                    37.25
181 Carlaw Ave., Suite 300
Toronto, Ontario, Canada
M4M 2S1

Barbara O'Gorman**             68,250                    24.21

O'Gorman Family Trust**        13,800                     4.89

Kingsbury Holdings Ltd.***     20,000                     7.12
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies

                              ---------                   ----
                              207,050                    73.47%

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


Security Ownership of Management
--------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of               Percentage of
Name and Address     Shares Beneficially Owned       of Class
----------------     -------------------------        --------

Claus Voellmecke
Berliner Holdings LTD.*       105,000                    37.25
181 Carlaw Ave., Suite 300
Toronto, Ontario, Canada
M4M 2S1

Michael S. Smith
Kingsbury Holdings Ltd.**      20,000                     7.12
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies


                              -------                    ------
All directors and
executive officers            125,000                    44.37%
as a group (2 persons)

     *Mr. Claus Voellmecke may be deemed beneficial owner of these shares due to his relatinship with Berliner Holdings Limited. Mr. Voellmecke is owner of Berliner Holdings Limited.

     **Mr. Michael Smith may be deemed beneficial owner of these shares due to his affiliation with Kingsbury Holdings Limited. Mr. Smith is the owner of Kingsbury Holdings Limited.

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

     None; Not Applicable.

Exhibits
--------

     None; Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

     Form S-18 Registration Statement as filed with the Securities and Exchange Commission on or about December 3, 1990, as described in Item I, Part I above.*

     Form 8-K Current Report as filed on or about May 17, 1991, for information relating to the Company's acquisition of Sentinel Diagnostics, as described in
Item I, Part I, above.*

     Form 8-K Current Report as filed on or about August 19, 1993, for information concerning the business done and intended to be done and the proposed plan of operation of the Company following the completion of the AFC Plan, as described in Item I, Part I, above.*

     Form 8-K Current Report, as filed on or about December 31, 1993, for information concerning the acquisition of Film Opticals Investments Limited, and subsidiaries, as described in Item I, Part I, above.*

     Form 8-K as filed on May 9, 2000, for information relating to the Company's court protection, change in the Company's auditors, and other matters, as described in Item I, Part I and Item 8, Part II, above.*

     Certificate of Amendment to the Articles of Incorporation, as filed with the Securities and Exchange Commission on or about March 29, 2001, as described in Item I, Part I above.*

     *Summaries of all exhibits contained in this Report are modified in their entirety by reference to these Exhibits.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TC X CALIBUR, INC.




Date: 3/28/01                          By/S/Claus Voellmecke
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        TC X CALIBUR, INC.



Date: 3/28/01                           By/S/Claus Voellmecke
                                        Claus Voellmecke
                                        President and Director



Date: 3/28/01                           By/S/Michael S. Smith
                                        Secretary/Treasurer and Director