Form 10QSB
period 2002-03-31
TC X CALIBUR INC
filed 2002-05-15
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

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

                    Issuer's Telephone Number: (416) 465-3530

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

                                   May 14, 2002
                                Common Voting Stock
                                      280,947


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

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary

                   Condensed Consolidated Financial Statements

                                 March 31, 2002



                               TC X CALIBUR, INC.
                      Condensed Consolidated Balance Sheet

                                                      ASSETS

                                                                                                 Unaudited
                                                                                                 March 31,
                                                                                                   2002
                                                                                           ---------------------
Current Assets
   Cash                                                                                    $               2,405
   Accounts receivable-net of allowance for doubtful accounts                                             44,767
                                                                                           ---------------------
          Total Current Assets                                                                            47,172

Equipment, net                                                                                            29,168
                                                                                           ---------------------
TOTAL ASSETS                                                                               $              76,340
                                                                                           =====================

                                       LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities

      Accounts payable                                                                     $             146,256
      Accrued liabilities                                                                                  1,242
      Current portion of long-term debt                                                                    4,713
      Payable to affiliates                                                                              120,744

                                                                                           ---------------------
          Total Current Liabilities                                                                      272,955
Long-term Debt net of current portion                                                                    107,043
                                                                                           ---------------------
Total Liabilities                                                                                        379,998
Stockholders' Deficit
     Common stock                                                                                            282
     Additional paid in capital                                                                            6,764
     Accumulated deficit                                                                                (323,532)
     Accumulated foreign currency Translation Adjustment                                                  12,828
                                                                                           ---------------------
          Total Stockholders' Deficit                                                                   (303,658)
                                                                                           ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $              76,340
                                                                                           =====================

                                              See accompanying notes




                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                              2002                           2001
                                                    -------------------------      -------------------------

Revenues                                            $                  67,013      $                  74,149
Cost of Sales                                                          49,204                         92,953
                                                    -------------------------      -------------------------
Gross Profit                                                           17,809                        (18,804)

General and Administrative Expenses                                    52,766                         23,883
                                                    -------------------------      -------------------------
Net Profit/(Loss) from Operations                                     (34,957)                       (42,687)
Interest Expense                                                       (1,688)
                                                    -------------------------      -------------------------
Net Profit/(Loss)                                                     (36,645)                       (42,687)
                                                    =========================      =========================

Net Profit/(Loss) per Share                         $                   (0.13)      $                  (0.15)
                                                    =========================      =========================

Weighted Average Number of Shares
Outstanding                                                           281,807                        281,807
                                                    =========================      =========================













                             See accompanying notes


                               TC X CALIBUR, INC.
                      Consolidated Statements of Cash Flows
                For The Three Months Ended March 31, 2002 & 2001


Cash Flows From Operating Activities                                                     2002                    2001
                                                                                   ------------------      ------------------
Net Profit/(Loss)                                                              $              (36,645)    $           (42,687)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                                                2,998                   2,563
    (Increase) decrease in:
    Current assets                                                                            (16,658)
    Current liabilities                                                                        16,996                  (1,848)
                                                                                   ------------------      ------------------
       Net Cash Provided by/(Used for) in Operating  Activities                               (33,309)                (41,972)

Cash Flows From Investing Activities
Disposal of property and equipment                                                                  0                   9,701
                                                                                   ------------------      ------------------
              Net Cash Used for Investing Activities                                                0                   9,701

Cash Flows Provided by Financing Activities
    Equity payment                                                                                                       (100)
    Payment on loans                                                                            7,364                  (4,694)
                                                                                   ------------------      ------------------
              Net Cash Provided by Financing Activities                                         7,364                  (4,794)

    Effect Of Exchange Rate on cash and cash Equivalents                                         (66)                  10,363

                            Net Decrease in Cash                                              (26,011)                (26,702)

Beginning Cash Balance                                                                         28,416                  57,225
                                                                                   ------------------      ------------------

Ending Cash Balance (overdraft)                                                $                2,405    $             30,523
                                                                                   ==================      ==================










                             See accompanying notes




                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002


     PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, ar necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $67,013.

Liquidity.

     At March 31, 2002, the Company had total assets of $76,340 and and total liabilities of $379,998.

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

Item 4.Submission of Matters to a Vote of Security Holders.

        None; not applicable.

Item 5.Other Information.

     On May 8, 2002, subsequent to the period covered by this Report, the Company signed a non-binding Letter of Intent to exchange shares of the Company's common stock for all of the issued and outstanding shares of MS Intergate, Inc., a Nevada Corporation. The terms of the share exchange agreement are still under discussion and upon entering into any binding agreement, the Company will promptly file an Information Statement on Form 8K outlining the details of the transaction.

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

                                  TC X Calibur, Inc.



Date:  5-15-02              By/S/Claus Voellmecke
                            Claus Voellmecke, President and Director



Date:  5-15-02              By/S/ Michael Smith
                            Michael S. Smith, Secretary, Treasurer and Director