Form 10QSB
period 2002-06-30
TC X CALIBUR INC
filed 2002-08-14
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

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

                              None; Not Applicable
                                   -----------
          (Former Name or Former Address, if changed since last Report)

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

                                   August 14, 2002
                                Common Voting Stock
                                      280,947


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

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary

                   Condensed Consolidated Financial Statements

                                  June 30, 2002


                               TC X CALIBUR, INC.
                      Condensed Consolidated Balance Sheet

                                     ASSETS

                                                                                                 Unaudited
                                                                                                 June 30,
                                                                                                   2002
                                                                                           ---------------------
Current Assets
   Accounts receivable-net of allowance for doubtful
            accounts                                                                       $             21,423
                                                                                           ---------------------
          Total Current Assets                                                                           21,423

Equipment, net                                                                                           26,170
                                                                                           ---------------------
TOTAL ASSETS                                                                               $             47,593
                                                                                           =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Cash overdraft                                                                       $              5,441
      Accounts payable                                                                                  141,905
      Accrued liabilities                                                                                 1,306
      Current portion of long-term debt                                                                   5,031
      Payable to affiliates                                                                             130,877

                                                                                           ---------------------
          Total Current Liabilities                                                                     284,560
Long-term Debt net of current portion                                                                   111,263
                                                                                           ---------------------
Total Liabilities                                                                                       395,823
Stockholders' Defici
     Common stock                                                                                           282
     Additional paid in capital                                                                           6,764
     Accumulated deficit                                                                               (353,380)
     Accumulated foreign currency Translation Adjustment                                                 (1,896)
                                                                                           ---------------------
          Total Stockholders' Deficit                                                                  (348,230)
                                                                                           ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $             47,593
                                                                                           =====================


                                              See accompanying notes





                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                         For the Three                 For the Three
                                                         Months Ended                  Months Ended
                                                         June 30, 2002                 June 30, 2001
                                                 ----------------------------- ----------------------------

Revenues                                         $                     51,906  $                    68,233
Cost of Sales                                                          50,911                       57,660
                                                 ----------------------------- ----------------------------
Gross Profit                                                              995                       10,573

General and Administrative Expenses                                    29,112                        8,040
                                                 ----------------------------- ----------------------------
Net Income (Loss) from Operations                                     (28,117)                       2,533
Interest Expense                                                       (1,731)                           0
                                                 ----------------------------- ----------------------------
Net Income (Loss)                                                     (29,848)                       2,533
                                                 ============================= ============================

Net Loss per Share                               $                      (0.11) $                      0.01
                                                 ============================= ============================

Weighted Average Number of Shares
Outstanding                                                           281,807                      281,807
                                                 ============================= ============================













                                              See accompanying notes



                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                          For the Six                   For the Six
                                                         Months Ended                  Months Ended
                                                         June 30, 2002                 June 30, 2001
                                                 ----------------------------- ----------------------------

Revenues                                         $                    118,919  $                   142,382
Cost of Sales                                                         100,115                      150,613
                                                 ----------------------------- ----------------------------
Gross Profit                                                           18,804                      (8,231)

General and Administrative Expenses                                    81,878                       31,923
                                                 ----------------------------- ----------------------------
Net Loss from Operations                                              (63,074)                     (40,154)
Interest expense                                                       (3,419)                           0
                                                 ----------------------------- ----------------------------
Net Loss                                                              (66,493)                     (40,154)
                                                 ============================= ============================

Net Loss per Share                               $                      (0.24) $                     (0.14)
                                                 ============================= ============================

Weighted Average Number of Shares
Outstanding                                                            281,807                      281,807
                                                 ============================= ============================
















                             See accompanying notes





                               TC X CALIBUR, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                      For the Six               For the Six
                                                                                      Months Ended              Months Ended
                                                                                     June 30, 2002             June 30, 2001
                                                                                  --------------------   -----------------------
Cash Flows From Operating Activities
Net Loss                                                                     $                (66,493)    $             (40,154)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                                                5,997                     5,127
    (Increase) decrease in:
    Current assets                                                                              6,686                    (2,415)
    Current liabilities                                                                        35,954                   (27,927)
                                                                                  --------------------      --------------------
       Net Cash Provided by/(Used for) in Operating  Activities                               (17,856)                  (65,369)

Cash Flows From Investing Activities
Disposal of property and equipment                                                                   0                    9,701
                                                                                  --------------------      --------------------
              Net Cash Used for Investing Activities                                                 0                    9,701

Cash Flows Provided by Financing Activities
    Equity payment                                                                                   0                    (100)
    Payment on loans                                                                            (1,211)                 (1,086)
                                                                                  --------------------      --------------------
              Net Cash Provided by Financing Activities                                         (1,211)                 (1,186)

    Effect Of Exchange Rate on cash and cash Equivalents                                       (14,790)                    760

                           Net Decrease in Cash                                                (33,857)                (56,094)

Beginning Cash Balance                                                                          28,416                 (34,614)
                                                                                  --------------------      --------------------

Ending Cash Balance                                                          $                  (5,441)   $            (90,708)
                                                                                  ====================      ====================








                             See accompanying notes


                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002


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

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $51,906.

Liquidity.

     At June 30, 2002, the Company had total assets of $45,593 and and total liabilities of $395,823.

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

Item 4.Submission of Matters to a Vote of Security Holders.

        None; not applicable.

Item 5.Other Information.

     On May 8, 2002, the Company signed a non-binding Letter of Intent to exchange shares of the Company's common stock for all of the issued and outstanding shares of MS Intergate, Inc., a Nevada Corporation. The Letter of Intent has subsequently been terminated.

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

                                  TC X Calibur, Inc.



Date:  8-14-02              By/S/Claus Voellmecke
                            Claus Voellmecke, President and Director



Date:  8-14-02              By/S/ Michael Smith
                            Michael S. Smith, Secretary, Treasurer and Director




                            CERTIFICATE PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEH SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly report of TC X Calibur, Inc. on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Comission on the date hereof (the "Report"), we Claus Voellmecke, President and Director and Michael Smith, Secretary, Treasurer and Director of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  8-14-02                          By/S/  Claus Voellmecke
                                        Jason Kershaw, President and Director



Date:  8-14-02                          By/S/  Michael Smith
                                        Secretary, Treasurer and Director