Form 10QSB
period 2002-09-30
TC X CALIBUR INC
filed 2002-11-14
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                    33-29139


                                 TC X CALIBUR, INC.
                                 ------------------
                 (Name of Small Business Issuer in its Charter)


                  NEVADA                               87-0474017
                  ------                               ----------
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                          181 Carlaw Avenue, Suite 300
                        Toronto, Ontario, Canada M4M 2S1
                        --------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (416) 465-3530

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

                                November 6, 2002
                                Common Voting Stock
                                      280,947


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

                                      September 30, 2002




                                      TC X CALIBUR, INC.
                             Condensed Consolidated Balance Sheet

                                            ASSETS

                                                                               Unaudited
                                                                               June 30,
                                                                                 2002
                                                                           -----------------
Current Assets
   Cash                                                                    $          15,818
   Accounts receivable-net of allowance for doubtful accounts                         30,324
                                                                           -----------------
          Total Current Assets                                                        46,142

Equipment, net                                                                        23,172
                                                                           -----------------
TOTAL ASSETS                                                               $         69,314
                                                                           =================


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Cash overdraft                                                       $              0
      Accounts payable                                                               127,575
      Accrued liabilities                                                              1,247
      Current portion of long-term debt                                                5,107
      Payable to affiliates                                                          128,401

                                                                           -----------------
          Total Current Liabilities                                                  262,330
Long-term Debt net of current portion                                                104,810
                                                                           -----------------
Total Liabilities                                                                    367,140
Stockholders' Deficit
     Common stock                                                                        282
     Additional paid in capital                                                        6,764
     Accumulated deficit                                                            (312,929)
     Accumulated foreign currency Translation Adjustment                               8,057
                                                                           -----------------
          Total Stockholders' Deficit                                              (297,826)
                                                                           -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $         69,314
                                                                           =================


                                    See accompanying notes



                                      TC X CALIBUR, INC.
                        Condensed Consolidated Statements of Operations
                                          (Unaudited)




                                              For the Three           For the Three
                                              Months Ended            Months Ended
                                           September 30, 2002      September 30, 2001
                                        ------------------------ ----------------------

Revenues                                $                123,207 $              207,822
Cost of Sales                                             59,179                110,429
                                        ------------------------ ----------------------
Gross Profit                                              64,028                 97,393

General and Administrative Expenses                       21,904                 44,174
                                        ------------------------ ----------------------
Net Income (Loss) from Operations                         42,124                 53,219
Interest Expense                                         (1,672)
                                        ------------------------ ----------------------
Net Income (Loss)                                         40,452                 53,219
                                        ======================== ======================

Net Loss per Share                      $                   0.14 $                 0.19
                                        ======================== ======================

Weighted Average Number of Shares
Outstanding                                              281,807                281,000
                                        ======================== ======================






                                    See accompanying notes


                                      TC X CALIBUR, INC.
                        Condensed Consolidated Statements of Operations
                                          (Unaudited)




                                              For the Nine            For the Nine
                                              Months Ended            Months Ended
                                           September 30, 2002      September 30, 2001
                                        ------------------------ ----------------------

Revenues                                $                242,126 $              350,204
Cost of Sales                                            159,294                261,042
                                        ------------------------ ----------------------
Gross Profit                                              82,832                 89,162

General and Administrative Expenses                      103,782                 76,097
                                        ------------------------ ----------------------
Net Loss from Operations                                (20,950)                 13,065
Interest expense                                         (5,091)
                                        ------------------------ ----------------------
Net Loss                                                (26,041)                 13,065
                                        ======================== ======================

Net Loss per Share                      $                 (0.09) $                 0.05
                                        ======================== ======================

Weighted Average Number of Shares
Outstanding                                              281,807                281,000
                                        ======================== ======================





                                    See accompanying notes




                                        TC X CALIBUR, INC.
                               Consolidated Statements of Cash Flows
                                            (Unaudited)


                                                                      For the Nine         For the Nine
                                                                         Months               Months
                                                                         Ended                Ended
                                                                       September            September
                                                                        30, 2002             30, 2001
                                                                    ---------------- --- ----------------
Cash Flows From Operating Activities
Net Loss                                                       $            (26,041)   $           13,065
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                               8,995                7,723
    (Increase) decrease in:
    Current assets                                                           (2,215)                (310)
    Current liabilities                                                       14,574               28,022
                                                                    ----------------     ----------------
       Net Cash Provided by/(Used for) in Operating                          (4,687)               48,500
Activities

Cash Flows From Investing Activities
                                                                                   0                    0
                                                                    ----------------     ----------------
              Net Cash Used for Investing Activities                               0                    0

Cash Flows Provided by Financing Activities
    Equity payment                                                                 0                (100)
    Payment on loans                                                         (3,073)              (6,265)
                                                                    ----------------     ----------------
              Net Cash Provided by Financing Activities                      (3,073)              (6,365)

    Effect Of Exchange Rate on cash and cash Equivalents                     (4,838)               12,519

                     Net Decrease in Cash                                   (12,598)               54,654

Beginning Cash Balance                                                        28,416             (34,614)
                                                                    ----------------     ----------------

Ending Cash Balance                                            $              15,818   $           20,040
                                                                    ================     ================


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

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $123,207.

Liquidity.

     At September 30, 2002, the Company had total assets of $69,314 and and total liabilities of $367,140.

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

                                  TC X Calibur, Inc.



Date:  11-14-02              By/S/Claus Voellmecke
                            Claus Voellmecke, President and Director



Date:  11-14-02              By/S/ Michael Smith
                            Michael S. Smith, Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of TC X Calibur, Inc., (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Claus Voellmecke, President and Director and Michael Smith,
Secretary, Treasurer and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ Claus Voellmecke
President and Director
November 14, 2002



By/S/ Michael Smith
Secretary and Director
November 14, 2002