Form 10KSB
period 2002-12-31
TC X CALIBUR INC
filed 2003-03-26
CIK 847015

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2002
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

                          181 Carlaw Avenue, Suite 300
                        Toronto, Ontario, Canada M4M 2S1
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 278-9424

                              None; Not Applicable.
                              ---------------------
          (Former Name or Former Address, if changed since last Report)

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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
          December 31, 2002 - $349,068.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 14, 2003 - $21,441.00 There are approximately 102,100 shares of common voting stock of the Company held by non-affiliates. The aggregate market value was determined by multiplying the number of shares of common stock held by non-affiliates by the average bid price of such stock, as of March 14, 2003, as quoted by the National Association of Securities Dealers (the"NASD".)

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

                                 March 14, 2003
                                     281,807

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

     Organization and Charter Amendments.
     ------------------------------------

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

     Public Offering.
     ----------------

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

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; Not applicable.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

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

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; Not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
-------------------

     None; Not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     None; Not applicable.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     None; Not applicable.

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.
-------------------------

     None; Not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; Not applicable.

Number of Employees.
--------------------

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



Item 2.  Description of Property.
---------------------------------

     The major classes of assets as of December 31, 2002, are as follows:

                                        Accumulated
        Asset Class          Cost       Depreciation            Method/Life
        -----------          ----       ------------            -----------

   Computer/Office Equip.    $150,751     $131,780                SL/5
   Film Process Equip         310,720      303,723                SL/5
                             ---------------------
                Total        $461,471     $435,503
                             =====================

     In December, 1999, the Company entered into an operating lease with unrelated parties for its facilities, located at 181 Carlaw Avenue, Suite 300, Toronto, Ontario, Canada M4M 2S1. The lease is for a period of five years.

     The terms of the lease provide for total rentable square feet of 4,244, and future minimum lease payments of the following:

   For the year 2003            29,401
                2004            29,401
                                ------
               Total            58,208



     Total rent expense for 2002 was $39,138 and for 2001, $42,004. In addition to the operating facility, the Company rents, on a month-to-month basis, a storage facility for its movie library, the cost of which is $3,983 annually.

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

Item  4.   Submission   of   Matters  to  a  Vote  of   Security   Holders.
---------------------------------------------------------------------------

     None; Not Applicable.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

Market Information.
-------------------

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

Holders.
--------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 153.

Dividends.
----------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

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

Results of Operations.
----------------------

     During the calendar year ended December 31, 2002 the Company had a net profit from operations of $424. The Company has received revenues in the calendar years ended December 31, 2002 and 2001 of 349,068 and 483,803, respectively. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
----------

     As  shown  in  the  financial   statements,   the  Comany  has  accumulated
profit/(losses) for the years ended December 31, 2002 and 2001, in the respective amount of $424 and $(83,428), and has a negative net working capital balance of $189,936. These factors indicate that the Company may not be aple to continue as a going concern.

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

Item 7.  Financial Statements.
------------------------------

          Financial Statements for the years ended
          December 31, 2002 and 2001

          Independent Auditors' Report

          Consolidated Balance Sheet - December 31, 2002

          Consolidated Statements of Operations for the years ended December 31, 2002 and 2001

          Consolidated Statements of Stockholders' Equity/(Defecit) for the years ended December 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001

          Notes to the Consolidated Financial Statements

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary
                              Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 2002



                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary

                                TABLE OF CONTENTS


                                                                                Page

Independent Auditors' Report                                                     1

Consolidated Balance Sheet -- December 31, 2002                                  2

Consolidated Statements of Operations for the Years Ended December 31,
2002 and 2001                                                                    3

Consolidated Statements of Stockholders' Deficit for the Years Ended
December 31, 2002 and 2001                                                       4

Consolidated Statements of Cash Flows for the Years Ended December 31,
2002 and  2001                                                                   5

Notes to Consolidated Financial Statements                                     6 -- 10



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
TC X Calibur, Inc


     We have audited the accompanying consolidated balance sheet of TC X Calibur, Inc, (a Nevada Corporation) and its wholly-owned subsidiary, Film Optical Investment Limited, (a Canadian corporation) as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TC X Calibur, Inc as of December 31, 2002, and the results of operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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



                                                   Mantyla McReynolds

Salt Lake City, Utah
March 21, 2003



                                       TC X CALIBUR, INC.
                                   Consolidated Balance Sheet
                                        December 31, 2002

                                             ASSETS

Current Assets:
     Cash                                                                        $           32,661
     Accounts receivable-net of allowance for doubtful
             accounts of $2,876                                                              20,384
          Total Current Assets                                                               53,045

Property and equipment - Note 6                                                             461,470
Less: Accumulated depreciation                                                             (435,503)
                                                                                 ------------------
          Net Property and equipment                                                         25,967

               Total Assets                                                      $           79,012
                                                                                 ==================
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities:
     Accounts payable                                                            $          113,318
     Payable to related parties - Note 4                                                    104,220
     Accrued liabilities                                                                     17,832
     Unearned Income                                                                          3,150
     Current portion of long-term debt - Note 11                                              4,461
                                                                                 ------------------
           Total Current Liabilities                                                        242,981
   Long-term Liabilities
     Long-term debt, net of current portion - Note 11                                       104,438
                                                                                 ------------------
              Total Liabilities                                                             347,419

Stockholders' Equity:
  Common stock -- 50,000,000 shares authorized, $.001 par
  value; 281,807 shares issued and outstanding                                                  282
  Additional Paid-In Capital                                                                  6,764
  Accumulated Deficit                                                                      (286,464)
  Accumulated Foreign Currency Translation Adjustment                                        11,011
                                                                                 ------------------
               Total Stockholders' Equity                                                  (268,407)
                                                                                 ------------------
               Total Liabilities and Stockholders' Equity                        $           79,012
                                                                                 ==================
                 See accompanying notes to financial statements.


                                        2


                               TC X CALIBUR, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2002 and 2001



                                                                         2002                2001
                                                                    ---------------     ---------------
Revenues                                                            $       349,068      $      483,803
Cost of Sales                                                               216,237             357,728
                                                                    ---------------     ---------------
Gross Profit                                                                132,831             126,075

General and Administrative Expenses                                         104,612             200,028
                                                                    ---------------     ---------------
Net Income (Loss) from Operations                                            28,219             (73,953)
Other income and expense
   Interest expense                                                         (27,795)             (9,475)

   Net Income (Loss) Before Income Taxes                                        424             (83,428)

Provision for Income Taxes - Notes 1&3                                            0                   0
                                                                    ---------------     ---------------

Net Income (Loss)                                                   $           424      $      (83,428)
                                                                    ===============     ===============
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)                                       (1,883)              8,770
                                                                    ---------------     ---------------
Total Comprehensive Income (Loss)                                   $        (1,459)     $      (74,658)
                                                                    ===============     ===============


Income (Loss) Per Share                                             $          0.00      $        (0.30)
                                                                    ===============     ===============

Weighted Average Shares Outstanding                                         281,807             281,807
                                                                    ===============     ===============


                 See accompanying notes to financial statements.

                                        3


                               TC X CALIBUR, INC.
                Consolidated Statements of Stockholders' Deficit
                 For the Years Ended December 31, 2002 and 2001

                                                                                      Accumulated
                                                        Additional                     Foreign          Total
                               Number of     Common       Paid-in      Accumulated      Currency     Stockholders'
                                 Shares       Stock       Capital        Deficit       adjustment        Equity
                              ------------ ----------- ------------- --------------- -------------- ----------------
Balance, December 31, 2000      5,480,000  $     5,480 $       1,566 $      (203,460)$        4,124 $       (192,290)
Reverse split, 1 for 20        (5,198,193)      (5,198)        5,198                                               0
Net loss for the year ended
December 31, 2001                                                            (83,428)         8,770          (74,658)
                              ------------ ----------- ------------- --------------- -------------- ----------------
Balance, December 31, 2001         281,807         282         6,764        (286,888)        12,894         (266,948)
Net loss for the year ended
December 31, 2002                                                                424         (1,883)          (1,459)
                              ------------ ----------- ------------- --------------- -------------- ----------------
Balance, December 31, 2002         281,807 $       282 $       6,764 $      (286,464)$       11,011 $       (268,407)
                              ============ =========== ============= =============== ============== ================



                 See accompanying notes to financial statements.





                               TC X CALIBUR, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001


Cash Flows From Operating Activities                                          2002               2001
                                                                         --------------     --------------
Net Loss                                                             $              424  $        (83,428)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                                 13,101            11,123
    (Increase) decrease in:
       Current assets                                                             7,727            29,116
       Current liabilities                                                        3,796           (51,576)
                                                                         --------------     --------------
       Net Cash Provided by/(Used for) in Operating  Activities                  25,048           (94,765)

Cash Flows From Investing Activities
Return of equipment                                                                   0             8,901
Purchases of property and equipment                                              (6,902)           (7,480)
                                                                         --------------     --------------
              Net Cash Used for Investing Activities                             (6,902)            1,421

Cash Flows Provided by Financing Activities

    (Decrease) Increase in loans                                                (12,018)          112,990
                                                                         --------------     --------------
              Net Cash Provided by Financing Activities                         (12,018)          112,990

    Effect Of Exchange Rate on cash and cash Equivalents                         (1,883)            8,770

                     Net Decrease in Cash                                         4,245            28,416

Beginning Cash Balance                                                           28,416                 0
                                                                         --------------     --------------

Bnding Cash Balance                                                  $           32,661 $          28,416
                                                                         ==============     ==============

Supplemental disclosures
   Cash paid for interest                                            $           27,795 $           9,475
   Cash paid for income taxes                                                         0                 0



                 See accompanying notes to financial statements.


                                        5

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization

     TC X Calibur, Inc. ("the Company") was incorporated in Nevada in October, 1988, under the name Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating capital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. ("A.F.C."), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Opticals Investments Limited, a corporation organized in the Province of Ontario, Canada ("Film Opticals") in exchange for 480,000 of its common shares. Since the acquisition of Film Opticals, the Company has been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remains intact, but funding constraints have curtailed the Company's ability to develop and market this business.

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, Film Opticals Investments Limited. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

     (b) Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2002 is $0 due to a valuation allowance established (see Note 3).

     (c) Net Income (Loss) Per Common Share

     In accordance with Financial Accounting Standards No. 128, Earnings Per Share, basic income or loss per common share is computed using the weighted average number of common shares outstanding.

     (d) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash and cash equivalents as deposits in commercial banks. The Company had $32,661 cash at December 31, 2002.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   [Continued]

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

     (f) Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line and declining balance methods over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

     (i) Impairment of Long-Lived Assets

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   [Continued]


     to generate revenue. The Company did not make any such adjustments for the years ended December 31, 2002 and 2001.

NOTE 2         LIQUIDITY/GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has accumulated over the years amounting to $286,464, and has a negative net working capital balance of $189,936. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3         INCOME TAXES

     No provision has been made for income taxes in the consolidated financial statements because the Company has incurred net operating losses to be carried forward. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2002 are summarized below.


Deferred tax assets                        Balance          Tax      Rate
--------------------------------------- -------------- ------------- -----------
   Loss carryforward(expires 2022)           $163,512       $47,020    29%
   Valuation allowance                                     ($47,020)
                                                       -------------
        Deferred tax asset                                       $0
                                                       =============

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The valuation allowance has increased $6,689, from $40,331, as of December 31, 2001.

NOTE 4         RELATED PARTY TRANSACTIONS

     The Company has borrowed $51,222 ($81,304 CAN$) from five entities who are officers or related parties to finance operations. Two accounts are evidenced by notes bearing interest at 18% and are past maturity. The others are due on demand and are non-interest bearing.

     The Company has also had expenses paid on its behalf by a shareholder in the amount of $52,998. This liability is unsecured, non-interest bearing, and is due on demand.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   [Continued]


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

NOTE 6         PROPERTY AND EQUIPMENT

     The major classes of assets as of the balance sheet date are as follows:

                                               Accumulated
         Asset Class              Cost        Depreciation       Method/Life
----------------------------- ------------- -----------------  ---------------
Computer/Office Equipment          $150,751          $131,780             SL/5
Film Process Equipment              310,720           303,723             SL/5
                              ------------- -----------------
                        Total      $461,471          $435,503
                              ============= =================

     Depreciation expense was $13,101 and $11,123 for the years ended December 31, 2002 and 2001, respectively.

NOTE 7         OFFICE LEASE

     In December, 1999, the Company entered into an operating lease with unrelated parties for its facilities. The lease is for a period of five years.

     The terms of the lease provide for total rentable square feet of 4,244, and future minimum lease payments of the following:

    For the year 2003           29,401
           2004                 29,401
          Total                 58,802
                           ===========

     Total rent expense for 2002 was $39,138 and for 2001, $42,004. In addition to the operating facility, the Company rents, on a month-to-month basis, a storage facility for its movie library, the cost of which is $3,983 annually.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   [Continued]




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

NOTE 10        COMMON STOCK REVERSE SPLIT

     On March 21, 2001, the Company reverse split its 5,480,000 outstanding shares of common stock on the basis of 1 for 20 shares, while retaining the authorized shares at 50,000,000 and the par value of $0.001 per share. All fractional shares were rounded up to the nearest whole share, provided that no stockholder, on a per certificate basis, owning 100 or more shares be reduced to less than 100 shares. No stockholder owning less than 100 shares, on a per stock certificate basis was affected by the reverse split. Weighted average share have been adjusted to post-split numbers for all periods presented.

NOTE 11        NOTE PAYABLE

     The Company has a note based on a judgement payable to an investment company with interest at Canadian prime plus 2%, currently 6.5% (prime is 4%), due in monthly installments of CA$1,500 including interest, through December 2004, at which time the entire unpaid principal is due and payable. Maturities of this long-term debt are as follows:

       Year Ending October 31:                        Amount
                2003                     $            4,461
                2004                                 104,438
                                         $           108,899
                                            ================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None; Not applicable.

                                    PART II


Identification of Directors and Executive Officers.
---------------------------------------------------

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

Claus Voellmecke      President
                      Director         10/01          *

Michael S. Smith      Secretary        8/93           *
                      Treasurer        8/93           *
                      Director         9/93           *


     * These persons presently serve in the capacities indicated.

Business Experience.
-------------------

     Claus Voellmecke, age 62, President and Director. Mr. Voellmecke has been involved in numerous types of businesses in executive positions in the areas of marketing, finance, manufacturing, planning, sales including vast experience in international business. Mr. Voellmecke was a principal in Morgan Gundy International Limited, an investment banking firm, Unicom, Inc., and ongoing president of Berliner Holdings Limited.

     Michael Smith, age 68, Secretary, Treasurer and Director. Mr. Smith has been engaged in the motion picture and video industry for 35 years and was the co-founder of M.S. Art Services, Ltd., a provider of animation and art work producers. In addition, Mr. Smith, has been providing the industry with processing, printing of film and transfer of film to video tapes. His extensive background in the special effects field has earned Mr. Smith numerous prestigeous awards.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

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

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                         Secur-
                                                         ities         All
Name and   Year or                       Other   Rest- Under-  LTIP  Other
Principal  Period       Salary     Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended         ($)        ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------

Claus          12/31/02    0        0     0      0       0      0     0
Voellmecke,    12/31/01    0        0     0      0       0      0     0
President,
Director


Kenneth
White,         12/31/01  $10,500*   0     0      0       0      0     0
President,     12/31/00  $60,000*   0     0      0       0      0     0
Director       12/31/99  $60,000*   0     0      0       0      0     0


Michael        12/31/02  $60,000*   0     0      0       0      0     0
Smith          12/31/01  $60,000*   0     0      0       0      0     0
Secretary/     12/31/00  $60,000*   0     0      0       0      0     0
Treasurer,     12/31/99  $60,000*   0     0      0       0      0     0
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


                            Number of Shares           Percentage
Name and Address           Beneficially Owned          of Class
----------------           ------------------           --------

Berliner Holdings LTD.*       105,000                    37.2
181 Carlaw Ave., Suite 300
Toronto, Ontario, Canada
M4M 2S1


Kingsbury Holdings Ltd.**      20,000                     7.1
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies

Duane S. Jenson                18,427                     6.5
8842 Highfield Rd.
Park City, UT  84098


Jeff D. Jenson                 18,428                     6.5
8850 Redden Rd.
Park City, Ut  84098

Travis T. Jenson               17,745                     6.3
4685 Highland Dr., Suite 202
Salt Lake City, UT  84098
                              ---------                   ----
                              179,600                    63.7%

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


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of               Percentage of
Name and Address     Shares Beneficially Owned       of Class
----------------     -------------------------        --------

Claus Voellmecke
Berliner Holdings LTD.*       105,000                    37.2
181 Carlaw Ave., Suite 300
Toronto, Ontario, Canada
M4M 2S1

Michael S. Smith
Kingsbury Holdings Ltd.**      20,000                     7.1
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies


                              -------                    ------
All directors and
executive officers            125,000                    44.3%
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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     On or about November 28, 2001, Ms. Barbara O'Gorman, the beneficial owner of 68,250 shares of the Company's common stock, sold her shares in a private transaction to four individuals, Duane S. Jenson, Jeff D. Jenson, Travis T. Jenson and Thomas J. Howells. The terms of the transaction were not revealed to the Company.

     During the past two years, other than the aforementioned, there have been no material transactions with any director, executive officer, 5% beneficial shareholder or promoter.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None; Not Applicable.

Exhibits.
---------

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

                                       TC X CALIBUR, INC.



Date:  3/25/03                         By/S/ Claus Voellmecke
                                       Claus Voellmecke
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        TC X CALIBUR, INC.



Date: 3/25/03                           By/S/ Claus Voellmecke
                                        Claus Voellmecke
                                        President and Director



Date: 3/25/03                           By/S/ Michael Smith
                                        Michael Smith
                                        Secretary/Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Claus Voellmecke, President and Director of TC X Calibur, Inc. (the "registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  3/25/03                      Signature: By/s/Claus Voellmecke
        -----------------                       --------------
                                     Claus Voellmecke
                                     President and Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael Smith,, Secretary/Treasurer and Director of TC X Calibur, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  3/25/03                    Signature:   By/S/Michael Smith
        -----------------                       -----------------
                                                Michael Smith
                                                Secretary/Tresurer and Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of TC X Calibur, Inc. (the "Registrant") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Claus Voellmecke, President and Director and Michael Smith, Secretary, Treasurer and Director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/Claus Voellmecke
-----------------
Claus Voellmecke
President and Director
Dated this 25th day of March, 2003.


By/S/Michael Smith
-----------------
Michael Smith
Secretary, Treasurer and Director
Dated this 25th day of March, 2003