Form 10QSB
period 2003-03-31
TC X CALIBUR INC
filed 2003-05-14
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003.

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

                                   May 11, 2002
                                Common Voting Stock
                                      281,807


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

                                      TC X CALIBUR, INC.
                    Including the accounts of its wholly-owned subsidiary

                          Condensed Consolidated Financial Statements

                                        March 31, 2003



                                      TC X CALIBUR, INC.
                             Condensed Consolidated Balance Sheet

                                            ASSETS

                                                                               Unaudited
                                                                               March 31,
                                                                                 2003
                                                                           -----------------
Current Assets
   Cash                                                                    $              0
   Accounts receivable-net of allowance for doubtful accounts                         22,382
                                                                           -----------------
          Total Current Assets                                                        22,382

Equipment, net                                                                        22,619
                                                                           -----------------
TOTAL ASSETS                                                               $          45,001
                                                                           =================

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts payable                                                     $         121,625
      Bank overdraft balance                                                           5,835
      Accrued liabilities                                                             19,247
      Current portion of long-term debt                                                4,691
      Payable to affiliates                                                          115,690

                                                                           -----------------
          Total Current Liabilities                                                  267,088
Long-term Debt net of current portion                                                111,694
                                                                           -----------------
Total Liabilities                                                                    378,782
Stockholders' Deficit
     Common stock                                                                        282
     Additional paid in capital                                                        6,764
     Accumulated deficit                                                           (332,520)
     Accumulated foreign currency Translation Adjustment                             (8,307)
                                                                           -----------------
          Total Stockholders' Deficit                                              (333,781)
                                                                           -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $         45,001
                                                                           =================

                                    See accompanying notes



                                      TC X CALIBUR, INC.
                        Condensed Consolidated Statements of Operations
                      For The Three Months Ended March 31, 2003 and 2002
                                          (Unaudited)



                                                   2003                    2002
                                           --------------------     ---------------------

Revenues                                   $            25,858      $              67,013
Cost of Sales                                            24,718                    49,204
                                           --------------------     ---------------------
Gross Profit                                              1,140                    17,809

General and Administrative Expenses                      45,341                    52,766
                                           --------------------     ---------------------
Net Profit/(Loss) from Operations                      (44,201)                  (34,957)
Interest Expense                                        (1,855)                   (1,688)
                                           --------------------     ---------------------
Net Profit/(Loss)                                      (46,056)                  (36,645)
                                           ====================     =====================

Net Profit/(Loss) per Share                $             (0.16)     $              (0.13)
                                           ====================     =====================

Weighted Average Number of Shares
Outstanding                                             281,807                   281,807
                                           ====================     =====================


                                    See accompanying notes



                                        TC X CALIBUR, INC.
                               Consolidated Statements of Cash Flows
                        For The Three Months Ended March 31, 2003 and 2002
                                            (Unaudited)


Cash Flows From Operating Activities                                      2003                2002
                                                                    ---------------     --------------
Net Profit/(Loss)                                                   $      (46,056)     $     (36,645)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                              3,349              2,998
    (Increase) decrease in:
    Current assets                                                          (1,998)           (16,658)
    Current liabilities                                                      23,878             16,996
                                                                    ---------------     --------------
       Net Cash Provided by/(Used for) in Operating  Activities            (20,827)           (33,309)

Cash Flows From Investing Activities
Disposal of property and equipment                                                0                  0
                                                                    ---------------     --------------
              Net Cash Used for Investing Activities                              0                  0

Cash Flows Provided by Financing Activities
    Equity payment
    Payment on loans                                                          7,484              7,364
                                                                    ---------------     --------------
              Net Cash Provided by Financing Activities                       7,484              7,364

    Effect Of Exchange Rate on cash and cash Equivalents                   (19,318)               (66)

                     Net Decrease in Cash                                  (32,661)           (26,011)

Beginning Cash Balance                                                       32,661             28,416
                                                                    ---------------     --------------

Ending Cash Balance (overdraft)                                     $            0      $       2,405
                                                                    ===============     ==============
Supplemental Disclosures
  Cash paid for interest                                            $        1,855      $       1,688
  Cash paid for income taxes                                        $            0      $           0


                                      See accompanying notes

                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003


        PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, ar necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $25,858.

Liquidity.

     At  March 31, 2003,   the Company had total  assets of $45,001 and and
total liabilities of $378,782.

Controls and Procedures.

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


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

                                  TC X Calibur, Inc.



Date:  5-13-03              By/S/ Claus Voellmecke
                            Claus Voellmecke, President and Director



Date:  5-13-03              By/S/ Michael S. Smith
                            Michael S. Smith, Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Claus Voellmecke, President and Director of TC X Calibur, Inc., certify that:

     1. I have  reviewed this  Quarterly  Report on Form 10-QSB of TC X Calibur,
Inc.

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  5-13-03                    Signature:  By/S/ Claus Voellmecke
                                               ---------------------------
                                               Claus Voellmecke
                                               President and Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael Smith, Secretary, Treasurer and Director of TC X Calibur, Inc., certify that:

     1. I have  reviewed this  Quarterly  Report on Form 10-QSB of TC X Calibur,
Inc.

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  5-13-03                    Signature:  By/S/ Michael S. Smith
                                               ---------------------
                                               Michael S. Smith
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of TC X Calibur, Inc., (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Claus Voellmecke, President and Director and Michael Smith,
Secretary, Treasurer and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Claus Voellmecke
Claus Voellmecke
President and Director
Dated this 13th day of May, 2003.


By/S/ Michael S. Smith
Michael S. Smith
Secretary and Director
Dated this 13th day of May, 2003.