Form 10QSB
period 2003-06-30
TC X CALIBUR INC
filed 2003-07-22
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                    33-29139
                                    --------

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

                                   July 16, 2003
                                Common Voting Stock
                                      281,807


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

                                      TC X CALIBUR, INC.
                    Including the accounts of its wholly-owned subsidiary
                           Condensed Consolidated Financial Statements

                                        June  30, 2003



                                      TC X CALIBUR, INC.
                             Condensed Consolidated Balance Sheet

                                            ASSETS

                                                                               Unaudited
                                                                                June 30,
                                                                                 2003
                                                                           -----------------
Current Assets
   Cash                                                                    $               0
   Accounts receivable-net of allowance for doubtful accounts                         13,769
                                                                           -----------------
          Total Current Assets                                                        13,769

Equipment, net                                                                        19,001
                                                                           -----------------
TOTAL ASSETS                                                               $          32,770
                                                                           =================

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts payable                                                     $         132,867
      Bank overdraft balance                                                          10,859
      Accrued liabilities                                                             24,512
      Current portion of long-term debt                                                5,299
      Payable to affiliates                                                          124,114

                                                                           -----------------
          Total Current Liabilities                                                  297,651
Long-term Debt net of current portion                                                119,400
                                                                           -----------------
Total Liabilities                                                                    417,051
Stockholders' Deficit
     Common stock                                                                        282
     Additional paid in capital                                                        6,764
     Accumulated deficit                                                            (359,656)
     Accumulated foreign currency Translation Adjustment                             (31,671)
                                                                           -----------------
          Total Stockholders' Deficit                                               (384,281)
                                                                           -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $          32,770
                                                                           =================

                                    See accompanying notes



                                      TC X CALIBUR, INC.
                        Condensed Consolidated Statements of Operations
                      For The Three Months Ended June  30, 2003 and 2002
                                          (Unaudited)



                                                   2003                    2002
                                           --------------------     ---------------------

Revenues                                   $            46,740      $              51,906
Cost of Sales                                           48,414                     50,911
                                           --------------------     ---------------------
Gross Profit                                            (1,674)                       995

General and Administrative Expenses                     20,496                     29,112
                                           --------------------     ---------------------
Net Profit/(Loss) from Operations                      (22,170)                   (28,117)
Interest Expense                                        (1,986)                    (1,731)
                                           --------------------     ---------------------
Net Profit/(Loss)                                      (24,156)                   (29,848)
                                           ====================     =====================

Net Profit/(Loss) per Share                $             (0.09)     $               (0.11)
                                           ====================     =====================

Weighted Average Number of Shares
Outstanding                                            281,807                     81,807
                                           ====================     =====================


                                    See accompanying notes



                                      TC X CALIBUR, INC.
                        Condensed Consolidated Statements of Operations
                      For The Six Months Ended June  30, 2003 and 2002
                                          (Unaudited)



                                                   2003                    2002
                                           --------------------     ---------------------

Revenues                                   $            72,598      $             118,919
Cost of Sales                                           87,108                    100,115
                                           --------------------     ---------------------
Gross Profit                                           (14,510)                    18,804

General and Administrative Expenses                     54,842                     81,878
                                           --------------------     ---------------------
Net Profit/(Loss) from Operations                      (69,352)                   (63,074)
Interest Expense                                        (3,841)                    (3,419)
                                           --------------------     ---------------------
Net Profit/(Loss)                                      (73,193)                   (66,493)
                                           ====================     =====================

Net Profit/(Loss) per Share                $             (0.26)     $               (0.24)
                                           ====================     =====================

Weighted Average Number of Shares
Outstanding                                            281,807                    281,807
                                           ====================     =====================


                                    See accompanying notes




                                        TC X CALIBUR, INC.
                               Consolidated Statements of Cash Flows
                        For The Six Months Ended June  30, 2003 and 2002
                                            (Unaudited)


Cash Flows From Operating Activities                                      2003                2002
                                                                    ---------------     --------------
Net Profit/(Loss)                                                   $       (73,192)     $     (66,493)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                              6,967              5,997
    (Increase) decrease in:
    Current assets                                                            6,615              6,686
    Current liabilities                                                      53,831             35,954
                                                                    ---------------     --------------
       Net Cash Provided by/(Used for) in Operating  Activities              (5,779)           (17,856)

Cash Flows From Investing Activities
Disposal of property and equipment                                                0                  0
                                                                    ---------------     --------------
              Net Cash Used for Investing Activities                              0                  0

Cash Flows Provided by Financing Activities
    Equity payment                                                                0                  0
    Change in loans                                                          15,800             (1,211)
                                                                    ---------------     --------------
              Net Cash Provided by Financing Activities                      15,800             (1,211)

    Effect Of Exchange Rate on cash and cash Equivalents                    (42,682)           (14,790)

                     Net Decrease in Cash                                   (32,661)           (33,857)

Beginning Cash Balance                                                       32,661             28,416
                                                                    ---------------     --------------

Ending Cash Balance (overdraft)                                     $             0     $        2,405
                                                                    ===============     ==============


                                      See accompanying notes

                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
              Notes to Condensed Consolidated Financial Statements
                                 June  30, 2003


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

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $46,740.

Liquidity.

     At June 30, 2003, the Company had total assets of $32,770 and and total liabilities of $417,051.

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

                                  TC X Calibur, Inc.



Date:7-17-03                By/S/Claus Voellmecke
                            Claus Voellmecke, President and Director



Date:7-17-03                By/S/ Michael S. Smith
                            Michael S. Smith, Secretary, Treasurer and Director

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



Dated:7-17-03                     Signature:  By/S/ Claus Voellmecke
                                               ---------------------------
                                               Claus Voellmecke
                                               President and Director

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



Dated:7-17-03                      Signature:  By/S/ Michael S. Smith
                                               ---------------------
                                               Michael S. Smith
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of TC X Calibur, Inc., (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Claus Voellmecke, President and Director and Michael Smith,
Secretary, Treasurer and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Claus Voellmecke
----------------------
Claus Voellmecke
President and Director
Dated this 17th day of July, 2003.


By/S/ Michael S. Smith
----------------------
Michael S. Smith
Secretary and Director
Dated this 17th day of July, 2003.