Form 10QSB
period 2003-09-30
TC X CALIBUR INC
filed 2003-11-13
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003.

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

                                 November 11, 2003
                                Common Voting Stock
                                      281,807


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

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary

                   Condensed Consolidated Financial Statements

                               September 30, 2003




                                                TC X CALIBUR, INC.
                                       Condensed Consolidated Balance Sheet

                                                      ASSETS

                                                                                                 Unaudited
                                                                                               September 30,
                                                                                                   2003
                                                                                           ---------------------
Current Assets
   Accounts receivable-net of allowance for doubtful accounts                              $              5,934
                                                                                           ---------------------
          Total Current Assets                                                                            5,934

Equipment, net                                                                                           15,469
                                                                                           ---------------------
TOTAL ASSETS                                                                               $             21,403
                                                                                           =====================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Cash overdraft                                                                       $             26,638
      Accounts payable                                                                                  149,119
      Accrued liabilities                                                                                24,138
      Current portion of long-term debt                                                                   5,132
      Payable to affiliates                                                                             124,568

                                                                                           ---------------------
          Total Current Liabilities                                                                     329,595
Long-term Debt net of current portion                                                            ----------------
Total Liabilities                                                                                       445,985
Stockholders' Deficit
     Common stock                                                                                           282
     Additional paid in capital                                                                           6,764
     Accumulated deficit                                                                               (404,776)
     Accumulated foreign currency Translation Adjustment                                                (26,852)
                                                                                           ---------------------
          Total Stockholders' Deficit                                                                  (424,582)
                                                                                           ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $             21,403
                                                                                           =====================



                                              See accompanying notes




                                                TC X CALIBUR, INC.
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)




                                                         For the Three                 For the Three
                                                         Months Ended                  Months Ended
                                                      September 30, 2003            September 30, 2002
                                                 ----------------------------- ----------------------------

Revenues                                         $                      17,195 $                    123,207
Cost of Sales                                                           49,405                       59,179
                                                 ----------------------------- ----------------------------
Gross Profit                                                           (32,210)                      64,028

General and Administrative Expenses                                     10,918                       21,904
                                                 ----------------------------- ----------------------------
Net Income (Loss) from Operations                                      (43,128)                      42,124
Interest Expense                                                        (1,991)                     (1,672)
                                                 ----------------------------- ----------------------------
Net Income (Loss)                                                      (45,119)                      40,452
                                                 ============================= ============================

Net Loss per Share                               $                      (0.16) $                      0.14
                                                 ============================= ============================

Weighted Average Number of Shares
Outstanding                                                           281,807                      281,807
                                                 ============================= ============================





                                              See accompanying notes



                                                TC X CALIBUR, INC.
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)




                                                         For the Nine                  For the Nine
                                                         Months Ended                  Months Ended
                                                      September 30, 2003            September 30, 2002
                                                 ----------------------------- ----------------------------

Revenues                                         $                     89,793  $                   242,126
Cost of Sales                                                         136,513                      159,294
                                                 ----------------------------- ----------------------------
Gross Profit                                                          (46,720)                      82,832

General and Administrative Expenses                                    65,760                      103,782
                                                 ----------------------------- ----------------------------
Net Loss from Operations                                             (112,480)                     (20,950)
Interest expense                                                       (5,832)                      (5,091)
                                                 ----------------------------- ----------------------------
Net Loss                                                             (118,312)                     (26,041)
                                                 ============================= ============================

Net Loss per Share                               $                      (0.42) $                     (0.09)
                                                 ============================= ============================

Weighted Average Number of Shares
Outstanding                                                           281,807                      281,807
                                                 ============================= ============================



                                             See accompanying notes





                                                   TC X CALIBUR, INC.
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)


                                                                                      For the Nine              For the Nine
                                                                                      Months Ended              Months Ended
                                                                                     September 30,             September 30,
                                                                                          2003                      2002
                                                                                  --------------------  --- --------------------
Cash Flows From Operating Activities
Net Loss                                                                     $               (118,312)    $             (26,041)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                                               10,499                     8,995
    (Increase) decrease in:
    Current assets                                                                             14,450                   (2,215)
    Current liabilities                                                                        85,942                    14,574
                                                                                  --------------------      --------------------
       Net Cash Provided by/(Used for) in Operating  Activities                                (7,421)                   (4,687)

Cash Flows From Investing Activities
Disposal of property and equipment                                                                  0                         0
                                                                                  --------------------      --------------------
              Net Cash Used for Investing Activities                                                0                         0

Cash Flows Provided by Financing Activities
    Equity payment                                                                                  0                         0
    Change in loans                                                                            12,623                    (3,073)
                                                                                  --------------------      --------------------
              Net Cash Provided by Financing Activities                                        12,623                    (3,073)

    Effect Of Exchange Rate on cash and cash Equivalents                                      (37,863)                   (4,838)

                           Net Decrease in Cash                                               (32,661)                  (12,598)

Beginning Cash Balance                                                                         32,661                    28,416
                                                                                  --------------------      --------------------

Ending Cash Balance                                                          $                      0    $               15,818
                                                                                  ====================      ====================




                             See accompanying notes



                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003


         PRELIMINARY NOTE

          The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
     Securities and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $17,195.

Liquidity.

          At September 30, 2003, the Company had total assets of $21,403 and and total liabilities of $445,985.

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

                                  TC X Calibur, Inc.



Date:11-11-03                By/S/Claus Voellmecke
                            Claus Voellmecke, President and Director



Date:11-11-03                By/S/ Michael S. Smith
                            Michael S. Smith, Secretary, Treasurer and Director

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



Dated:11-11-03                     Signature:  By/S/ Claus Voellmecke
                                               ---------------------------
                                               Claus Voellmecke
                                               President and Director

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



Dated:11-11-03                      Signature:  By/S/ Michael S. Smith
                                               ---------------------
                                               Michael S. Smith
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of TC X Calibur, Inc., (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Claus Voellmecke, President and Director and Michael Smith,
Secretary, Treasurer and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Claus Voellmecke
----------------------
Claus Voellmecke
President and Director
Dated this 11th day of November, 2003.


By/S/ Michael S. Smith
----------------------
Michael S. Smith
Secretary and Director
Dated this 11th day of November, 2003.