Form 10KSB
period 2003-12-31
TC X CALIBUR INC
filed 2004-03-30
CIK 847015

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2003
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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
          December 31, 2003 - $33,913.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 25, 2004 - $25,525.00 There are approximately 102,100 shares of common voting stock of the Company held by non-affiliates. The aggregatee estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock, as of March 24, 2004, as quoted by the National Association of Securities Dealers (the"NASD".)

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                 ---      ---
        None; Not Applicable.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 29, 2004
                                   2,413,686

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



Item 2.  Description of Property.
---------------------------------

     The major classes of assets as of December 31, 2003, are as follows:

                                        Accumulated
        Asset Class          Cost       Depreciation            Method/Life
        -----------          ----       ------------            -----------

   Computer/Office Equip.    $150,751     $143,054                SL/5
   Film Process Equip         310,720      306,114                SL/5
                             ---------------------
                Total        $461,471     $449,168
                             =====================

     In December, 1999, the Company entered into an operating lease with unrelated parties for its facilities, located at 181 Carlaw Avenue, Suite 300, Toronto, Ontario, Canada M4M 2S1. The lease is for a period of five years.

     The terms of the lease provide for total rentable square feet of 4,244, and future minimum lease payments of the following:

   For the year 2004            29,401
                2005                 0
                                ------
               Total            29,401



     Total rent expense for 2003 was $45,046 and for 2002, $39,138. In addition to the operating facility, the Company rents, on a month-to-month basis, a storage facility for its movie library, the cost of which is $3,983 annually.

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

     The high and low bid prices for the shares of common stock of the Company for the period ended December 31, 2003, are as follows:

                                                 Bid

Fiscal Year ending:                     High                Low
------------------                      ----                ---
December 31, 2003                      $0.25                $0.07

     These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.


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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On or about February 25, 2004, subsequent to the period covered by this Report, pursurant to unanimous consent of the Board of Directors of the Company, in accordance with the Nevada Revised Statutes and the By-Laws of the corporation, the company took the following actions:

     WHEREAS, the Company deemed it to be in its best interest to issue Jenson Services, Inc. ("Jenson Services" or "Jenson"), Leonard W. Burningham, Esq. ("Burningham") and Berliner Holdings Ltd. ("Berliner") shares of "unregistered" and "restricted" capital stock of the Company as payment for monies currently owed to Jenson , Burningham and Berliner by the Company; and

     RESOLVED, that the Company value the shares to be issued at $.25 per share, USD, based upon the current bid price of the Company's common stock, as quoted on the Over the Counter Bulletin Board (OTC-BB); and

     RESOLVED, that in order to compensate Jenson Services for $67,272 of expenses incurred by the Company and settled by Jenson, the Company issue two hundred sixty nine thousand eighty eight (269,088) shares of "unregistered" and "restricted" common stock, $0.001 par value, of the Company in full satisfaction of payment of said amount; and

     RESOLVED, that in order to compensate Burningham for legal services provided to the Company of $9,784.08, the Company issue to Burningham thirty nine thousand one hundred thirty six (39,136) shares of "unregistered" and "restricted" common stock, $0,001 par value, of the Company in full satisfaction of payment of said amount; and

     RESOLVED, that in order to compensate Berliner Holdings Ltd. for a Note Payable of $455,898, the Company issue to Berliner one million eight hundred twenty three thousand five hundred ninety two (1,823,592) shares of "unregistered" and "restricted" common stock, $0.01 par value, of the Company in full satisfaction of payment of said amound; and

     FURTHER RESOLVED, that the shares issued to Jenson, Burningham, and Berliner shall be validly issued, fully paid and non-assessable.

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

Results of Operations.
----------------------

     During the calendar year ended December 31, 2003 the Company had a net loss from operations of $(228,641). The Company has received revenues in the calendar years ended December 31, 2003 and 2002 of 182,127 and 349,068, respectively. See the Index to Financial Statements, Item 7 of this Report.

     During 2003 the Company discovered that a loan commitment had not been properly accrued in prior years. As a result, the Company has recorded an adjustment to the 2002 statement of operations in the amount of $33,740 for the accrual of additional management/consulting fees, payable to a related party, which shares common ownership and management with the Company. For prior years, the Company has adjusted the accumulated deficit in the amount of $287,695 to cover the period from 1995 through 2001. These accruals are pursuant to an open ended consulting agreement which requireds the Company to pay a related party $84,000 per annum. As of February 25, 2004, subsequent to the period covered by this Report, the Company issued common stock in settlement of this debt through 2003, in the amount of $455,898.


Liquidity.
----------

     As  shown  in  the  financial   statements,   the  Comany  has  accumulated
profit/(losses) for the years ended December 31, 2003 and 2002, in the respective amount of $(9,011) and $132,831, and has a negative net working capital balance of $355,431. These factors indicate that the Company may not be aple to continue as a going concern.

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

Item 7.  Financial Statements.
------------------------------

          Financial Statements for the years ended
          December 31, 2003 and 2002

          Independent Auditors' Report

          Consolidated Balance Sheet - December 31, 2003

          Consolidated Statements of Operations for the years ended December 31, 2003 and 2002

          Consolidated Statements of Stockholders' Equity/(Defecit) for the years ended December 31, 2003 and 2002

          Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

          Notes to the Consolidated Financial Statements

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary
                              Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 2003



                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary

                                TABLE OF CONTENTS


                                                                                Page

Independent Auditors' Report                                                     1

Consolidated Balance Sheet -- December 31, 2003                                  2

Consolidated Statements of Operations for the Years Ended December 31,
2003 and 2002                                                                    3

Consolidated Statements of Stockholders' Deficit for the Years Ended
December 31, 2003 and 2002                                                       4

Consolidated Statements of Cash Flows for the Years Ended December 31,
2003 and  2002                                                                   5

Notes to Consolidated Financial Statements                                     6 -- 10



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
TC X Calibur, Inc


     We have audited the accompanying consolidated balance sheet of TC X Calibur, Inc, (a Nevada Corporation) and its wholly-owned subsidiary, Film Optical Investment Limited, (a Canadian corporation) as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TC X Calibur, Inc as of December 31, 2003, and the results of operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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



                                                   Mantyla McReynolds

Salt Lake City, Utah
March 19, 2004



                                       TC X CALIBUR, INC.
                                   Consolidated Balance Sheet
                                        December 31, 2003

                                             ASSETS

Current Assets:
     Cash                                                                        $                0
     Accounts receivable-net of allowance for doubtful
             accounts of $0                                                                  21,610
                                                                                 ------------------
          Total Current Assets                                                               21,610

Property and equipment - Note 6                                                             461,471
Less: Accumulated depreciation                                                             (449,168)
                                                                                 ------------------
          Net Property and equipment                                                         12,303

               Total Assets                                                      $           33,913
                                                                                 ==================
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities:
     Accounts payable                                                            $          159,991
     Bank overdraft balance                                                                   8,292
     Payable to related parties - Note 4                                                    582,597
     Accrued liabilities                                                                     25,499
     Unearned Income                                                                          5,262
     Current portion of long-term debt - Note 11                                            128,354
                                                                                 ------------------
           Total Current Liabilities                                                        909,995
   Long-term Liabilities
     Long-term debt, net of current portion - Note 11                                             0
                                                                                 ------------------
              Total Liabilities                                                             909,995

Stockholders' Equity:
  Common stock -- 50,000,000 shares authorized, $.001 par
  value; 281,807 shares issued and outstanding                                                  282
  Additional Paid-In Capital                                                                  6,764
  Accumulated Deficit                                                                      (836,540)
  Accumulated Foreign Currency Translation Adjustment                                       (46,588)
                                                                                 ------------------
               Total Stockholders' Equity                                                  (876,082)
                                                                                 ------------------
               Total Liabilities and Stockholders' Equity                        $           33,913
                                                                                 ==================
                 See accompanying notes to financial statements.


                                        2


                               TC X CALIBUR, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2003 and 2002



                                                                         2003                2002
                                                                    ---------------     ---------------
Revenues                                                            $       182,127      $      349,068
Cost of Sales                                                               191,138             216,237
                                                                    ---------------     ---------------
Gross Profit                                                                 (9,011)            132,837

General and Administrative Expenses                                         206,001             138,352
                                                                    ---------------     ---------------
Net Income (Loss) from Operations                                          (215,012)             (5,521)
Other income and expense
   Interest expense                                                         (13,629)            (27,795)

   Net Income (Loss) Before Income Taxes                                   (228,641)            (33,316)

Provision for Income Taxes - Notes 1&3                                            0                   0
                                                                    ---------------     ---------------

Net Income (Loss)                                                   $      (228,641)     $      (33,316)
                                                                    ===============     ===============
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)                                      (57,599)             (1,883)
                                                                    ---------------     ---------------
Total Comprehensive Income (Loss)                                   $      (286,240)     $      (35,199)
                                                                    ===============     ===============


Income (Loss) Per Share                                             $         (0.81)     $        (0.12)
                                                                    ===============     ===============

Weighted Average Shares Outstanding                                         281,807             281,807
                                                                    ===============     ===============


                 See accompanying notes to financial statements.

                                        3


                               TC X CALIBUR, INC.
                Consolidated Statements of Stockholders' Deficit
                 For the Years Ended December 31, 2003 and 2002

                                                                                      Accumulated
                                                        Additional                     Foreign          Total
                               Number of     Common       Paid-in      Accumulated      Currency     Stockholders'
                                 Shares       Stock       Capital        Deficit       adjustment        Equity
                              ------------ ----------- ------------- --------------- -------------- ----------------
Balance, December 31, 2001         281,807         282         6,764        (286,888)        12,894         (266,948)

Record prior period consulting
fees (1995-2001)                                                            (287,695)                       (287,695)

Net loss for the year ended
December 31, 2002                                                            (33,313)        (1,883)         (35,199)
                              ------------ ----------- ------------- --------------- -------------- ----------------
Balance, December 31, 2002         281,807 $       282 $       6,764 $      (607,899)$       11,011 $       (589,842)
                              ------------ ----------- ------------- --------------- -------------- ----------------

Net loss for the year ended
December 31, 2003                                                           (228,641)       (57,599)        (286,240)
                              ------------ ----------- ------------- --------------- -------------- ----------------
Balance, December 31, 2003         281,807 $       282 $       6,764 $      (836,540)$      (46,588)$       (876,082)
                              ------------ ----------- ------------- --------------- -------------- ----------------



                 See accompanying notes to financial statements.





                               TC X CALIBUR, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2003 and 2002


Cash Flows From Operating Activities                                          2003               2002
------------------------------------                                     --------------     --------------
Net Loss                                                             $         (228,641) $        (33,316)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                                 13,665            13,101
    (Increase) decrease in:
       Current assets                                                            (1,226)            7,727
       Current liabilities                                                      221,685           (37,536)
                                                                         --------------     --------------
       Net Cash Provided by/(Used for) in Operating  Activities                   5,483            25,048

Cash Flows From Investing Activities
------------------------------------
Purchases of property and equipment                                                   0            (6,902)
                                                                         --------------     --------------
              Net Cash Used for Investing Activities                                  0            (6,902)

Cash Flows Provided by Financing Activities

    (Decrease) Increase in loans                                                 19,455           (12,018)
                                                                         --------------     --------------
              Net Cash Provided by Financing Activities                          19,455           (12,018)

    Effect Of Exchange Rate on cash and cash Equivalents                        (57,599)           (1,883

                     Net Decrease in Cash                                       (32,661)            4,245

Beginning Cash Balance                                                           32,661            28 416
                                                                         --------------     --------------

Bnding Cash Balance                                                  $                0 $          32,661
                                                                         ==============     ==============

Supplemental disclosures
   Cash paid for interest                                            $           13,629 $          27,795
   Cash paid for income taxes                                                         0                 0
                                                                         ==============     ==============


                 See accompanying notes to financial statements.


                                        5

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, Film Opticals Investments Limited. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

     (b) Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2003 is $0 due to a valuation allowance established (see Note 3).

     (c) Net Income (Loss) Per Common Share

     In accordance with Financial Accounting Standards No. 128, Earnings Per Share, basic income or loss per common share is computed using the weighted average number of common shares outstanding.

     (d) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash and cash equivalents as deposits in commercial banks. The Company had $0 cash at December 31, 2003.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   [Continued]

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

     (g) Revenue Recognition

     The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as products or projects are delivered or services are provided to customers. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Renenue collected in advance is recorded as a liability until the earnings process is complete.

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

     (i) Impairment of Long-Lived Assets

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   [Continued]

in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the years ended December 31, 2003 and 2002.

NOTE 2         LIQUIDITY/GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has accumulated losses over the years amounting to $836,540, and has a negative net working capital balance of $355,431. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3         INCOME TAXES

     No provision has been made for income taxes in the consolidated financial statements because the Company has incurred net operating losses to be carried forward. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2003 are summarized below.


Deferred tax assets                        Balance          Tax      Rate
--------------------------------------- -------------- ------------- -----------
   Loss carryforward(expires 2022)           $537,954      $182,904   34%
   Valuation allowance                                    ($182,904)
                                                       -------------
        Deferred tax asset                                       $0
                                                       =============

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The valuation allowance has increased $135,884, from $47,020, as of December 31, 2002.

NOTE 4         RELATED PARTY TRANSACTIONS

     The Company has borrowed $59,427 ($76,804 CAN$) from five entities who are officers or related parties to finance operations. Two accounts are evidenced by notes bearing interest at 18% and are past maturity. The others are due on demand and are non-interest bearing.

     The Company has also had expenses paid on its behalf by a shareholder in the amount of $67,272. This liability is unsecured, non-interest bearing, and is due on demand.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   [Continued]


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

NOTE 6         PROPERTY AND EQUIPMENT

     The major classes of assets as of the balance sheet date are as follows:

                                               Accumulated
         Asset Class              Cost        Depreciation       Method/Life
----------------------------- ------------- -----------------  ---------------
Computer/Office Equipment          $150,751          $143,054             SL/5
Film Process Equipment              310,720           306,114             SL/5
                              ------------- -----------------
                        Total      $461,471          $449,168
                              ============= =================

     Depreciation expense was $13,665 and $13,101 for the years ended December 31, 2003 and 2002, respectively.

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
                           ===========

     Total rent expense for 2003 was $45,046 and for 2002, $39,138. In addition to the operating facility, the Company rents, on a month-to-month basis, a storage facility for its movie library, the cost of which is $3,983 annually.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   [Continued]




NOTE 8         SIGNIFICANT CONCENTRATION OF CREDIT RISK

     The Company has no single customer that represents a significant portion of
total  revenues.   The  Company's  activities  are  not  limited  to  geographic boundaries.

NOTE 9          COMMON STOCK

     On February 25, 2004, the Company authorized the issuance of "unregistered" and "restricted" shares of common stock in settlement of Company debt. The shares were valued at $0.25 per share in the following manner:


Shares                  Value           Recipient               Description
--------------------------------------------------------------------------------
  269,088              $67,272     Shareholder                  Advance Reimbursement
   39,136              $ 9,784     Creditor                     Professional fees payable
1,823,592             $455,898     Shareholder/Consultant       Consulting fees payable
------------------------------
2,131,816             $532,954          Total


NOTE 10        CONSULTING AGREEMENT

     During 2003 the Company discovered that a loan commitment had not been properly accrued in prior years. As a result, the Company has recorded an adjustment to the 2002 statement of operations in the amount of $33,740 for the accrual of additional management/consulting fees, payable to a related party, which shares common ownership and management with the Company. For prior years, the Company has adjusted the accumulated deficit in the amount of $287,695 to cover the period from 1995 through 2001. These accruals are pursuant to an open ended consulting agreement which requireds the Company to pay a related party $84,000 per annum. As of February 25, 2004, the Company issued common stock in settlement of this debt through 2003, in the amount of $455,898 (see NOTE 9).

NOTE 11        NOTE PAYABLE

     The Company has a note based on a judgement payable to an investment company with interest at Canadian prime plus 2%, currently 6.5% (prime is 4%), due in monthly installments of CA$1,500 including interest, through December 2004, at which time the entire unpaid principal is due and payable. The Company is currently in default because it is six months behind on payments as of December 31, 2003.

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

Business Experience.
-------------------

     Claus Voellmecke, age 63, President and Director. Mr. Voellmecke has been involved in numerous types of businesses in executive positions in the areas of marketing, finance, manufacturing, planning, sales including vast experience in international business. Mr. Voellmecke was a principal in Morgan Gundy International Limited, an investment banking firm, Unicom, Inc., and ongoing president of Berliner Holdings Limited.

     Michael Smith, age 69, Secretary, Treasurer and Director. Mr. Smith has been engaged in the motion picture and video industry for 35 years and was the co-founder of M.S. Art Services, Ltd., a provider of animation and art work producers. In addition, Mr. Smith, has been providing the industry with processing, printing of film and transfer of film to video tapes. His extensive background in the special effects field has earned Mr. Smith numerous prestigeous awards.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Committees
----------

     There are no established committees.

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

Code of Ethics.
---------------

     The Company is in the process of adopting a Code of Ethics for our executive officers. We expect to adopt such a Code of Ethics at our next Board of Directors meeting.

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

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                         Secur-
                                                         ities         All
Name and   Year or                       Other   Rest- Under-  LTIP  Other
Principal  Period       Salary     Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended         ($)        ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------

Claus          12/31/03    0        0     0      0       0      0     0
Voellmecke,    12/31/02    0        0     0      0       0      0     0
President,     12/31/01    0        0     0      0       0      0     0
Director


Kenneth        12/31/03    0        0     0      0       0      0     0
White,         12/31/02    0        0     0      0       0      0     0
President,     12/31/01  $10,500*   0     0      0       0      0     0
Director       12/31/00  $60,000*   0     0      0       0      0     0


Michael        12/31/03  $60,000*   0     0      0       0      0     0
Smith          12/31/02  $60,000*   0     0      0       0      0     0
Secretary/     12/31/01  $60,000*   0     0      0       0      0     0
Treasurer,     12/31/00  $60,000*   0     0      0       0      0     0
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

Item 10. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 2,413,68 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name and Address           Beneficially Owned          of Class
----------------           ------------------           --------

Berliner Holdings LTD.*       1,928,592                  79.9
181 Carlaw Ave., Suite 300
Toronto, Ontario, Canada
M4M 2S1


Duane S. Jenson                18,427                     0.5
8842 Highfield Rd.
Park City, UT  84098


Jenson Services,Inc.**         269,088                   11.4
4685 South Highland Dr., #202
Salt Lake City, UT  84117

                              ---------                   ----
                             2,216,107                   91.8%

     *Mr. Claus Voellmecke may be deemed beneficial owner of these shares due to his relatinship with Berliner Holdings Limited. Mr. Voellmecke is owner of Berliner Holdings Limited.

     **Mr. Duane S. Jenson may be deemed beneficial owner of these shares due to his relationship with Jenson Services, Inc. Mr. Jenson is CEO and owner of Jenson Services, Inc.


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of               Percentage of
Name and Address     Shares Beneficially Owned       of Class
----------------     -------------------------        --------

Claus Voellmecke
Berliner Holdings LTD.*       1,928,592                   79.9
181 Carlaw Ave., Suite 300
Toronto, Ontario, Canada
M4M 2S1

Michael S. Smith
Kingsbury Holdings Ltd.**      20,000                     0.8
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies


                              -------                    ------
All directors and
executive officers            1,948,592                  80.7%
as a group (2 persons)

     *Mr. Claus Voellmecke may be deemed beneficial owner of these shares due to his relatinship with Berliner Holdings Limited. Mr. Voellmecke is owner of Berliner Holdings Limited.

     **Mr. Michael Smith may be deemed beneficial owner of these shares due to his affiliation with Kingsbury Holdings Limited. Mr. Smith is the owner of Kingsbury Holdings Limited.

Changes in Control.
-------------------

     On or about February 25, 2004, subsequent to the period covered by this Report, pursurant to unanimous consent of the Board of Directors of the Company, in accordance with the Nevada Revised Statutes and the By-Laws of the corporation, the company took the following actions:

     WHEREAS, the Company deemed it to be in its best interest to issue Jenson Services, Inc. ("Jenson Services" or "Jenson"), Leonard W. Burningham, Esq. ("Burningham") and Berliner Holdings Ltd. ("Berliner") shares of "unregistered" and "restricted" capital stock of the Company as payment for monies currently owed to Jenson , Burningham and Berliner by the Company; and

     RESOLVED, that the Company value the shares to be issued at $.25 per share, USD, based upon the current bid price of the Company's common stock, as quoted on the Over the Counter Bulletin Board (OTC-BB); and

     RESOLVED, that in order to compensate Jenson Services for $67,272 of expenses incurred by the Company and settled by Jenson, the Company issue two hundred sixty nine thousand eighty eight (269,088) shares of "unregistered" and "restricted" common stock, $0.001 par value, of the Company in full satisfaction of payment of said amount; and

     RESOLVED, that in order to compensate Burningham for legal services provided to the Company of $9,784.08, the Company issue to Burningham thirty nine thousand one hundred thirty six (39,136) shares of "unregistered" and "restricted" common stock, $0,001 par value, of the Company in full satisfaction of payment of said amount; and

     RESOLVED, that in order to compensate Berliner Holdings Ltd. for a Note Payable of $455,898, the Company issue to Berliner one million eight hundred twenty three thousand five hundred ninety two (1,823,592) shares of "unregistered" and "restricted" common stock, $0.01 par value, of the Company in full satisfaction of payment of said amound; and

     FURTHER RESOLVED, that the shares issued to Jenson, Burningham, and Berliner shall be validly issued, fully paid and non-assessable.


Item 12. Certain Relationships and related transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

    On or about February 25, 2004, subsequent to the period covered by this Report, pursurant to unanimous consent of the Board of Directors of the Company, in accordance with the Nevada Revised Statutes and the By-Laws of the corporation, the company took the following actions:

     WHEREAS, the Company deemed it to be in its best interest to issue Jenson Services, Inc. ("Jenson Services" or "Jenson"), Leonard W. Burningham, Esq. ("Burningham") and Berliner Holdings Ltd. ("Berliner") shares of "unregistered" and "restricted" capital stock of the Company as payment for monies currently owed to Jenson , Burningham and Berliner by the Company; and

     RESOLVED, that the Company value the shares to be issued at $.25 per share, USD, based upon the current bid price of the Company's common stock, as quoted on the Over the Counter Bulletin Board (OTC-BB); and

     RESOLVED, that in order to compensate Jenson Services for $67,272 of expenses incurred by the Company and settled by Jenson, the Company issue two hundred sixty nine thousand eighty eight (269,088) shares of "unregistered" and "restricted" common stock, $0.001 par value, of the Company in full satisfaction of payment of said amount; and

     RESOLVED, that in order to compensate Burningham for legal services provided to the Company of $9,784.08, the Company issue to Burningham thirty nine thousand one hundred thirty six (39,136) shares of "unregistered" and "restricted" common stock, $0,001 par value, of the Company in full satisfaction of payment of said amount; and

     RESOLVED, that in order to compensate Berliner Holdings Ltd. for a Note Payable of $455,898, the Company issue to Berliner one million eight hundred twenty three thousand five hundred ninety two (1,823,592) shares of "unregistered" and "restricted" common stock, $0.01 par value, of the Company in full satisfaction of payment of said amound; and

     FURTHER RESOLVED, that the shares issued to Jenson, Burningham, and Berliner shall be validly issued, fully paid and non-assessable.

     During the past two years, other than the aforementioned, there have been no material transactions with any director, executive officer, 5% beneficial shareholder or promoter.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None; Not Applicable.

Exhibits.
---------

     None; Not Applicable.

Item 14.  Controls and Procedures.
----------------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participatin of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon cetain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 15.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2003 and 2002:

        Fee category                            2003            2002
        ------------                            ----            ----

        Audit fees                            $ 9,809         $12,203

        Audited-related fees                  $ 3,185         $ 2 755

        Tax fees                              $   175         $   250

        All other fees                        $     0         $     0
                                                -----           -----
        Total fees                            $13,169         $15,208

     Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal acountant are performed pursuant to a written engagement letter between us and the principal accountant.

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

                                       TC X CALIBUR, INC.



Date:  3/29/04                         By/S/ Claus Voellmecke
                                       Claus Voellmecke
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        TC X CALIBUR, INC.



Date: 3/29/04                           By/S/ Claus Voellmecke
                                        Claus Voellmecke
                                        President and Director



Date: 3/29/04                           By/S/ Michael Smith
                                        Michael Smith
                                        Secretary/Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Claus Voellmecke, President of TC X Calibur, Inc. (the "Registrant"), certify that:

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-29-04                          Signature: By/S/ Claus Voellmecke
        -----------------                          -----------------------
                                                   Claus Voellmecke
                                                   President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael S. Smith, Secretary/Treasurer of TC X Calibur, Inc. (the "Registrant"), certify that:

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-29-04                     Signature:  By/S/ Michael S. Smith
        -----------------                       -----------------
                                                Michael S. Smith
                                                Secretary,Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of TC X Calibur, Inc. (the "Registrant") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Claus Vlellmecke, President and director and Michael S. Smith, Secretary/Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/ Claus Voellmecke
-----------------
Claus Voellmecke
President and Director
Dated this 29th day of March, 2004


By/S/ Michael S.Smith
-----------------
Michael S. Smith
Secretary, Treasurer and Director
Dated this 29th day of March, 2004