Form 10QSB
period 2004-03-31
TC X CALIBUR INC
filed 2004-05-17
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004.

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

                                   May 17, 2004
                                Common Voting Stock
                                    2,413,623


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

                                      TC X CALIBUR, INC.
                    Including the accounts of its wholly-owned subsidiary

                          Condensed Consolidated Financial Statements

                                        March 31, 2004



                                      TC X CALIBUR, INC.
                             Condensed Consolidated Balance Sheet

                                            ASSETS

                                                                               Unaudited
                                                                               March 31,
                                                                                 2004
                                                                           -----------------
Current Assets
   Cash                                                                    $              0
   Accounts receivable-net of allowance for doubtful accounts                         13,013
                                                                           -----------------
          Total Current Assets                                                        13,013

Equipment, net                                                                        10,354
                                                                           -----------------
TOTAL ASSETS                                                               $          23,367
                                                                           =================

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts payable                                                     $         151,658
      Bank overdraft balance                                                           9,358
      Accrued liabilities                                                             26,035
      Current portion of long-term debt                                              125,203
      Payable to affiliates                                                           79,609

                                                                           -----------------
          Total Current Liabilities                                                  391,863
Long-term Debt net of current portion                                                      0
                                                                           -----------------
Total Liabilities                                                                    391,863
Stockholders' Deficit
     Common stock                                                                      2,414
     Additional paid in capital                                                      537,586
     Accumulated deficit                                                            (874,000)
     Accumulated foreign currency Translation Adjustment                             (34,496)
                                                                           -----------------
          Total Stockholders' Deficit                                               (368,496)
                                                                           -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $          23,367
                                                                           =================

                                    See accompanying notes



                                      TC X CALIBUR, INC.
                        Condensed Consolidated Statements of Operations
                      For The Three Months Ended March 31, 2004 and 2003
                                          (Unaudited)



                                                   2004                    2003
                                           --------------------     ---------------------

Revenues                                   $             79,935     $              25,858
Cost of Sales                                            84,766                    24,718
                                           --------------------     ---------------------
Gross Profit                                             (4,831)                    1,140

General and Administrative Expenses                      27,557                    45,341
                                           --------------------     ---------------------
Net Profit/(Loss) from Operations                      (32,388)                  (44,201)
Interest Expense                                        (5,071)                   (1,855)
                                           --------------------     ---------------------
Net Profit/(Loss)                                      (37,459)                  (46,056)
                                           ====================     =====================

Net Profit/(Loss) per Share                $             (0.02)     $              (0.16)
                                           ====================     =====================

Weighted Average Number of Shares
Outstanding                                          2,058,642                   281,807
                                           ====================     =====================


                                    See accompanying notes



                                        TC X CALIBUR, INC.
                               Consolidated Statements of Cash Flows
                        For The Three Months Ended March 31, 2004 and 2003
                                            (Unaudited)


Cash Flows From Operating Activities                                      2004                2003
                                                                    ---------------     --------------
Net Profit/(Loss)                                                   $      (37,459)     $     (46,056)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                             1,949              3,349
    (Increase) decrease in:
    Current assets                                                           8,597             (1,998)
    Current liabilities                                                     14,821             23,827
                                                                    ---------------     --------------
       Net Cash Provided by/(Used for) in Operating  Activities            (12,092)           (20,827)

Cash Flows From Investing Activities
Disposal of property and equipment                                               0                  0
                                                                    ---------------     --------------
              Net Cash Used for Investing Activities                             0                  0

Cash Flows Provided by Financing Activities
    Equity payment
    Payment on loans                                                             0              7,484
                                                                    ---------------     --------------
              Net Cash Provided by Financing Activities                          0              7,484

    Effect Of Exchange Rate on cash and cash Equivalents                    12,092            (19,318)

                     Net Decrease in Cash                                        0            (32,611)

Beginning Cash Balance                                                           0             32,661
                                                                    ---------------     --------------

Ending Cash Balance (overdraft)                                     $            0      $           0
                                                                    ===============     ==============
Supplemental Disclosures
  Cash paid for interest                                            $        5,071      $       1,855
  Cash paid for income taxes                                        $            0      $           0
  Issued Stock for Debt                                                    532,954                  0


                                      See accompanying notes

                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004


        PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, ar necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $79,935.

Liquidity.

     At March 31, 2004, the Company had total assets of $23,367 and and total liabilities of $391,863.

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

Item 2.Changes in Securities.

     On or about February 25, 2004, pursurant to unanimous consent of the Board of Directors of the Company, in accordance with the Nevada Revised Statutes and the By-Laws of the corporation, the company took the following actions:

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

     On or about April 1, 2004, certain Consulting Agreement's were executed between the Company and Jenson Services, Inc., a Utah corporation ("Jenson"); and Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, Jenson's principals and/or exployees or consultants, and Leonard W. Burningham, Esq., its legal counsel and Claus Voellmecke, President and Director of the Company and Michael
S. Smith, Secretary, Treasurer and Director of the Company, (collectively the "Consultants"), who have been and will be rendering services to the Company. The Company agreed to issue the Consultants an aggregrate of 300,000 shares of "unregistered" and "restricted" common voting stock, pursuant to Rule 701 of the Securities and Exchange Commission. These shares have been authorized for issuance by the Company, but as of the date of this Report, have yet to be issued.

     The Consultants have been engaged by the Company to render services, resptecting, among other servcies, management of the current business operations of the Company and advice regarding the structure and acquistition by the Company of certain property and assets. The Consulting Agreement's shall remain in full force and effect for the earlier of 365 days from the date of execution.

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

                                  TC X Calibur, Inc.



Date:  5-17-04              By/S/ Claus Voellmecke
                            Claus Voellmecke, President and Director



Date:  5-17-04              By/S/ Michael S. Smith
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



Dated:  5-17-04                    Signature:  By/S/ Claus Voellmecke
                                               ---------------------------
                                               Claus Voellmecke
                                               President and Director

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



Dated:  5-17-04                    Signature:  By/S/ Michael S. Smith
                                               ---------------------
                                               Michael S. Smith
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of TC X Calibur, Inc., (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Claus Voellmecke, President and Director and Michael Smith,
Secretary, Treasurer and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Claus Voellmecke
Claus Voellmecke
President and Director
Dated this 17th day of May, 2004.


By/S/ Michael S. Smith
Michael S. Smith
Secretary and Director
Dated this 17th day of May, 2004.