Form 10QSB
period 2004-06-30
TC X CALIBUR INC
filed 2004-08-04
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004.

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

                                August 3, 2003
                                Common Voting Stock
                                    2,413,623


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

                                      TC X CALIBUR, INC.
                    Including the accounts of its wholly-owned subsidiary
                           Condensed Consolidated Financial Statements

                                        June  30, 2004



                                      TC X CALIBUR, INC.
                             Condensed Consolidated Balance Sheet

                                            ASSETS

                                                                               Unaudited
                                                                                June 30,
                                                                                 2004
                                                                           -----------------
Current Assets
   Cash                                                                    $               0
   Accounts receivable-net of allowance for doubtful accounts                         26,850
                                                                           -----------------
          Total Current Assets                                                        26,850

Equipment, net                                                                         8,406
                                                                           -----------------
TOTAL ASSETS                                                               $          35,256
                                                                           =================

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts payable                                                     $         167,756
      Bank overdraft balance                                                          28,374
      Accrued liabilities                                                             25,452
      Current portion of long-term debt                                              121,022
      Payable to affiliates                                                           84,587

                                                                           -----------------
          Total Current Liabilities                                                  427,191
Long-term Debt net of current portion                                                      0
                                                                           -----------------
Total Liabilities                                                                    427,191
Stockholders' Deficit
     Common stock                                                                      2,414
     Additional paid in capital                                                      537,586
     Accumulated deficit                                                            (926,075)
     Accumulated foreign currency Translation Adjustment                              (5,860)
                                                                           -----------------
          Total Stockholders' Deficit                                               (391,935)
                                                                           -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $          35,256
                                                                           =================

                                    See accompanying notes



                                      TC X CALIBUR, INC.
                        Condensed Consolidated Statements of Operations
                      For The Three Months Ended June  30, 2004 and 2003
                                          (Unaudited)



                                                   2004                    2003
                                           --------------------     ---------------------

Revenues                                   $            75,397      $              46,740
Cost of Sales                                          104,786                     48,414
                                           --------------------     ---------------------
Gross Profit                                           (29,389)                    (1,674)

General and Administrative Expenses                     18,524                     20,496
                                           --------------------     ---------------------
Net Profit/(Loss) from Operations                      (47,913)                   (22,170)
Interest Expense                                        (4,162)                    (1,986)
                                           --------------------     ---------------------
Net Profit/(Loss)                                      (52,075)                   (24,156)
                                           ====================     =====================

Net Profit/(Loss) per Share                $             (0.02)     $               (0.09)
                                           ====================     =====================

Weighted Average Number of Shares
Outstanding                                          2,413,623                    281,807
                                           ====================     =====================


                                    See accompanying notes



                                      TC X CALIBUR, INC.
                        Condensed Consolidated Statements of Operations
                      For The Six Months Ended June  30, 2004 and 2003
                                          (Unaudited)



                                                   2004                    2003
                                           --------------------     ---------------------

Revenues                                   $           155,332      $              72,598
Cost of Sales                                          189,551                     87,108
                                           --------------------     ---------------------
Gross Profit                                           (34,219)                   (14,510)

General and Administrative Expenses                     46,613                     54,842
                                           --------------------     ---------------------
Net Profit/(Loss) from Operations                      (80,832)                   (69,352)
Interest Expense                                        (8,702)                    (3,841)
                                           --------------------     ---------------------
Net Profit/(Loss)                                      (89,534)                   (73,193)
                                           ====================     =====================

Net Profit/(Loss) per Share                $             (0.04)     $               (0.26)
                                           ====================     =====================

Weighted Average Number of Shares
Outstanding                                          2,236,132                    281,807
                                           ====================     =====================


                                    See accompanying notes




                                        TC X CALIBUR, INC.
                               Consolidated Statements of Cash Flows
                        For The Six Months Ended June  30, 2004 and 2003
                                            (Unaudited)


Cash Flows From Operating Activities                                      2004                2003
                                                                    ---------------     --------------
Net Profit/(Loss)                                                   $       (89,534)     $     (73,192)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                              3,897              6,967
    (Increase) decrease in:
    Current assets                                                           (5,240)             6,615
    Current liabilities                                                      50,149             53,831
                                                                    ---------------     --------------
       Net Cash Provided by/(Used for) in Operating  Activities             (40,728)            (5,779)

Cash Flows From Investing Activities
Disposal of property and equipment                                                0                  0
                                                                    ---------------     --------------
              Net Cash Used for Investing Activities                              0                  0

Cash Flows Provided by Financing Activities
    Equity payment                                                                0                  0
    Change in loans                                                               0             15,800
                                                                    ---------------     --------------
              Net Cash Provided by Financing Activities                           0             15,800

    Effect Of Exchange Rate on cash and cash Equivalents                     40,728            (42,682)

                     Net Decrease in Cash                                         0            (32,661)

Beginning Cash Balance                                                            0             32,661
                                                                    ---------------     --------------

Ending Cash Balance (overdraft)                                     $             0     $            0
                                                                    ===============     ==============

Supplemental Disclosures
  Cash paid for interest                                            $         8,702     $        3,841
  Cash paid for taxes                                                             0                  0
  Issued stock for debt                                                     532,954                  0


                                      See accompanying notes

                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
              Notes to Condensed Consolidated Financial Statements
                                 June  30, 2004


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

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $75,397.

Liquidity.

     At June 30, 2004, the Company had total assets of $35,256 and and total liabilities of $427,191.

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

Item 2.Changes in Securities.

     On or about April 1, 2004, the Company authorized the issuance of 300,000 "unregistered" and "restricted" shares of common voting stock of the Company pursuant to Rule 701 of the Securities and Exchange Commission under the Securities Act of 1933, as amended, to certain consultants of the company for services provided. The aforementioned shares were issued pursuant to certain Consulting Agreements which shall remain in full force and effect for 365 days from the date of execution. The shares underlying the Consulting Agreements have been authorized for issuance by the Company but are not currently outstanding.

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

                                  TC X Calibur, Inc.



Date:8-03-04                /S/ CLAUS VOELLMECKE
                            Claus Voellmecke, President and Director



Date:8-03-04                /S/ MICHAEL S. SMITH
                            Michael S. Smith, Secretary, Treasurer and Director

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



Dated:8-03-04                     Signature:   /S/ CLAUS VOELLMECKE
                                               ---------------------------
                                               Claus Voellmecke
                                               President and Director

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



Dated:8-03-04                      Signature:  /S/ MICHAEL S. SMITH
                                               ---------------------
                                               Michael S. Smith
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of TC X Calibur, Inc., (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Claus Voellmecke, President and Director and Michael Smith,
Secretary, Treasurer and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/S/ CLAUS VOELLMECKE
----------------------
Claus Voellmecke
President and Director
Dated this 3rd day of August, 2004.


/S/ MICHAEL S. SMITH
----------------------
Michael S. Smith
Secretary and Director
Dated this 3rd  day of Ausust, 2004.