Form 10QSB
period 2004-09-30
TC X CALIBUR INC
filed 2004-11-12
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004.

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


                          365 Evans Avenue, Suite 302
                        Toronto, Ontario, Canada M8Z 1K2
                        --------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (416) 465-4435

                              181 Carlaw Avenue, Suite 300
                        Toronto, Ontario, Canada M4M 2S1
                                   -----------
          (Former Name or Former Address, if changed since last Report)

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

                                 November 11, 2004
                                Common Voting Stock
                                    2,713,623


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

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary

                   Condensed Consolidated Financial Statements

                               September 30, 2004




                                                TC X CALIBUR, INC.
                                       Condensed Consolidated Balance Sheet

                                                      ASSETS

                                                                                                 Unaudited
                                                                                               September 30,
                                                                                                   2004
                                                                                           ---------------------
Current Assets
   Accounts receivable-net of allowance for doubtful accounts                              $             19,187
   Prepaid Expenses                                                                                      37,500
                                                                                           ---------------------
          Total Current Assets                                                                           56,687

Equipment, net                                                                                            8,406
                                                                                           ---------------------
TOTAL ASSETS                                                                               $             65,093
                                                                                           =====================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Cash overdraft                                                                       $              1,990
      Accounts payable                                                                                  197,087
      Accrued liabilities                                                                                27,043
      Current portion of long-term debt                                                                 187,982
      Payable to affiliates                                                                              54,567

                                                                                           ---------------------
          Total Current Liabilities                                                                     468,669
Long-term Debt net of current portion                                                            ----------------
Total Liabilities                                                                                       468,669
Stockholders' Deficit
     Common stock                                                                                         2,714
     Additional paid in capital                                                                         612,286
     Accumulated deficit                                                                               (949,309)
     Accumulated foreign currency Translation Adjustment                                                (69,267)
                                                                                           ---------------------
          Total Stockholders' Deficit                                                                  (403,576)
                                                                                           ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $             65,093
                                                                                           =====================



                                              See accompanying notes




                                                TC X CALIBUR, INC.
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)




                                                         For the Three                 For the Three
                                                         Months Ended                  Months Ended
                                                      September 30, 2004            September 30, 2003
                                                 ----------------------------- ----------------------------

Revenues                                         $                      64,834 $                     17,195
Cost of Sales                                                           46,945                       49,405
                                                 ----------------------------- ----------------------------
Gross Profit                                                            17,889                      (32,210)

General and Administrative Expenses                                     47,493                       10,918
                                                 ----------------------------- ----------------------------
Net Income (Loss) from Operations                                      (29,604)                     (43,128)
Interest Expense                                                        (2,342)                      (1,991)
                                                 ----------------------------- ----------------------------
Net Income (Loss)                                                      (31,946)                     (45,119)
                                                 ============================= ============================

Net Loss per Share                               $                      (0.01) $                     (0.16)
                                                 ============================= ============================

Weighted Average Number of Shares
Outstanding                                                         2,439,710                      281,807
                                                 ============================= ============================





                                              See accompanying notes



                                                TC X CALIBUR, INC.
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)




                                                         For the Nine                  For the Nine
                                                         Months Ended                  Months Ended
                                                      September 30, 2004            September 30, 2003
                                                 ----------------------------- ----------------------------

Revenues                                         $                    151,633  $                    89,793
Cost of Sales                                                         152,866                      136,513
                                                 ----------------------------- ----------------------------
Gross Profit                                                           (1,223)                     (46,720)

General and Administrative Expenses                                   102,717                       65,760
                                                 ----------------------------- ----------------------------
Net Loss from Operations                                             (103,950)                    (112,480)
Interest expense                                                       (8,818)                      (5,832)
                                                 ----------------------------- ----------------------------
Net Loss                                                             (112,768)                    (118,312)
                                                 ============================= ============================

Net Loss per Share                               $                      (0.05) $                     (0.42)
                                                 ============================= ============================

Weighted Average Number of Shares
Outstanding                                                         2,304,487                      281,807
                                                 ============================= ============================



                                             See accompanying notes





                                                   TC X CALIBUR, INC.
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)


                                                                                      For the Nine              For the Nine
                                                                                      Months Ended              Months Ended
                                                                                     September 30,             September 30,
                                                                                          2004                      2003
                                                                                  --------------------  --- --------------------
Cash Flows From Operating Activities
Net Loss                                                                     $               (112,768)    $            (118,312)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                                                3,897                    10,499
    Stock Issued for Services                                                                  37,500
    (Increase) decrease in:
    Current assets                                                                              2,423                    14,450
    Current liabilities                                                                        27,075                    85,942
                                                                                  --------------------      --------------------
       Net Cash Provided by/(Used for) in Operating  Activities                               (41,873)                   (7,421)

Cash Flows From Investing Activities
Disposal of property and equipment                                                                  0                         0
                                                                                  --------------------      --------------------
              Net Cash Used for Investing Activities                                                0                         0

Cash Flows Provided by Financing Activities
    Equity payment                                                                                  0                         0
    Change in loans                                                                            64,552                    12,623
                                                                                  --------------------      --------------------
              Net Cash Provided by Financing Activities                                        64,552                    12,623)

    Effect Of Exchange Rate on cash and cash Equivalents                                      (22,679)                  (37,863)

                           Net Decrease in Cash                                                     0                   (32,661)

Beginning Cash Balance                                                                              0                    32,661
                                                                                  --------------------      --------------------

Ending Cash Balance                                                          $                      0    $                    0
                                                                                  ====================      ====================
Supplemental Disclosures
  Cash paid for interest                                                                        8,818                     5,823
  Cash paid for taxes                                                                               0                         0
  Issued stock for debt                                                                       532,954                         0
  Issued stock for prepaid expense                                                             37,500


                             See accompanying notes



                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004


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

          Effective April 1, 2004, the Company issued 300,000 shares of common stock to six individuals for services to be performed over a twelve month period. The Company has recorded the value of the shares at $0.25 per share. As of September 30, 2004, the Company has recorded prepaid expense of $37,500, to be amortized over the remaining six months of the contract.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's current plan of operation is to continue with the operations of its sole operating subsidiary, Film Opticals of Canada Limited.

Results of Operations.

     During the quarterly period covered by this Report, the Company generated revenue of $64,834.

Liquidity.

          At September 30, 2004, the Company had total assets of $65,093 and and total liabilities of $468,669.

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

                                  TC X Calibur, Inc.



Date:11-11-04                By/S/Claus Voellmecke
                            Claus Voellmecke, President and Director



Date:11-11-04                By/S/ Michael S. Smith
                            Michael S. Smith, Secretary, Treasurer and Director

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



Dated:11-11-04                     Signature:  By/S/ Claus Voellmecke
                                               ---------------------------
                                               Claus Voellmecke
                                               President and Director

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



Dated:11-11-04                      Signature:  By/S/ Michael S. Smith
                                               ---------------------
                                               Michael S. Smith
                                               Secretary, Treasurer and Director

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



By/S/ Claus Voellmecke
----------------------
Claus Voellmecke
President and Director
Dated this 11th day of November, 2004.


By/S/ Michael S. Smith
----------------------
Michael S. Smith
Secretary and Director
Dated this 11th day of November, 2004.