Form 10KSB
period 2004-12-31
TC X CALIBUR INC
filed 2005-03-31
CIK 847015

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2004
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

                          365 Evans Avenue, Suite 302
                        Toronto, Ontario, Canada M8Z 1K2
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (416) 465-4435

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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
             December 31, 2004 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 28, 2005 - $30,630.00 There are approximately 102,100 shares of common voting stock of the Company held by non-affiliates. The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock, as of March 28, 2005, as quoted on the OTCBB of by the National Association of Securities Dealers (the"NASD".)

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

                                 March 28, 2005
                                   2,231,623

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Report.

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

     Effective May 17, 1991, the Company acquired all of the issued and outstanding shares of common stock of Sentinel Diagnostics, Inc., an Arizona corporation ("Sentinel Diagnostics"), pursuant to an Agreement and Plan of Reorganization (the "Plan"), and changed its name to "Sentinel Scientific, Inc." See the 8-K Current Report of the Company dated May 17, 1991, a copy of which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Part III, Item 13.

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

     For information concerning the business done and intended to be done and the proposed plan of operation of the Company following the completion of the AFC Plan, reference is made to the 8-K Current Report of the Company dated August 10, 1993, a copy of which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Part III, Item 13.

     Effective December 31, 1993, the Registrant acquired all of the outstanding common stock of Film Opticals Investments, Limited, a corporation organized under the laws of the Province of Ontario, Canada ("Film Opticals"). See the 8-K Current Report of the Company dated December 31, 1993, a copy of which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Part III, Item 13.

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

     The Company's proposal under the Notice of Intention to Make a Proposal were ultimately accepted by the court on April 25, 2000. The Company received notification from the trustee certifying full performance of the proposal. A copy of the Certificate of Full Performance of Proposal is attached hereto and incorporated herein by this reference. See Item 13. For additional information, please see the Company's 8-K Current Report dated May 5, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by this reference. See Part III, Item 13.

     Effective March 21, 2001, pursuant to resolutions adopted by the Board of Directors and a Majority of the Stockholder's, the Company filed a Certificate of Amendment to its Articles of Incorporation, whereby, the 5,480,001 outstanding shares of the Corporation were reverse split on a basis of 1 for 20, while retaining the authorized shares at 50,000,000 and the par value at $0.001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Corporation, and with all fractional shares being rounded up to the nearest whole share, provided, however, that no stockholder, computed on a per stock certificate of record basis, currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; provided, that all fractional shares shall be rounded up to the nearest whole share, and that these shares shall be provided by the Company. A copy of the Certificate of Amendment to its Articles of Incorporation has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Part III, Item 13.

     On or about December 28, 2004, pursuant to resolutions adopted by the Board of Directors and approved by a majority of the Company's shareholders at a Special Meeting of the Company's Shareholders, the Company entered into an Asset Purchase Agreement pursuant to which the Company sold substantially all of its assets by the conveyance of our wholly-owned subsidiary, Film Opticals Investments Limited, a corporation organized under the Province of Ontario, Canada ("Film Opticals"), and our film library ("Film Library"), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada, and a wholly-owned subsidiary of Berliner Holdings, Inc.("Berliner"). Berliner is owned by our President, Claus Voellmecke. As consideration of the purchase, Berliner agreed to cancel 500,000 shares of our common stock that it owned and agreed, together with New Film Opticals, assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them. For additional information, please see the Company's Report's on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part III, Item 13.

     In addition to the above mentioned sale by the Company of Film Opticals, on or about December 28, 2004 and pursuant to resolutions adopted by the Board of Directors and approved by a majority of the Company's shareholders at a Special Meeting of the Company's Shareholders, the Company amended its Articles of Incorporation to change our capitalization to add a class of preferred stock, and gave our Board of Directors authority to effect recapitalizations and/or name changes without further stockholder approval. For additional information, please see the Company's Report's on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part III, Item 13.

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

Business.
---------

     On or about December 28, 2004, pursuant to resolutions adopted by the Board of Directors and approved by a majority of the Company's shareholders at a Special Meeting of the Company's Shareholders, the Company entered into an Asset Purchase Agreement pursuant to which the Company sold substantially all of its assets by the conveyance of our wholly-owned subsidiary, Film Opticals Investments Limited, a corporation organized under the Province of Ontario, Canada ("Film Opticals"), and our film library ("Film Library"), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada, and a wholly-owned subsidiary of Berliner Holdings, Inc.("Berliner"). As consideration of the purchase, Berliner agreed to cancel 500,000 shares of our common stock that it owned and agreed, together with New Film Opticals, assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them. For additional information, please see the Company's Report's on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part III, Item 13.

Post-Sale of Film Opticals and our Film Library Business.
---------------------------------------------------------

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that any such candidate may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for any such candidate's products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management and limited resources, these activities may be limited.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

     Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis, except Jenson Services, Inc.,("Jenson Services") a Utah corporation and financial consulting firm.

     Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

     Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event of the payment of such fees, Jenson Services would participate in these payments, regardless of whether it referred the potential acquisition candidate to us. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities, except with Jenson Services. If there are fees paid in connection with any such reorganization, merger or acquisition, management has agreed that Jenson Services may receive a portion of these fees, up to an amount not to exceed 50% of the amount of the fees actually received, and from which Jenson Services will be required to pay all of its own costs and expenses.

     None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors.
-------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Although the Company's common stock is currently quoted on the OTC-BB under the symbol "TCXC", there has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted on the OTC Bulletin Board of the NASD under the symbol "TCXC". Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products and Services.
--------------------------------

     None; Not Applicable.

Distribution Methods of the Products or Services.
-------------------------------------------------

     None; Not Applicable.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; Not Applicable.

Competition.
------------

     None; Not Applicable.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

    None; Not Applicable.

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

     None; Not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; Not applicable.

Number of Employees.
--------------------

     The Company has no employees other than its officers and directors.


Item 2.  Description of Property.
---------------------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President and majority shareholder, Claus Voellmecke, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada and timely filing its Securities and Exchange Commission filings. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Voellmecke of providing the use of his office and telephone have been minimal.

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

Item  4.   Submission   of   Matters  to  a  Vote  of   Security   Holders.
---------------------------------------------------------------------------

     A special meeting of the stockholders of the Company was held on December 28, 2004, at the hour of 11:00 o'clock a.m., Local Time, at 365 Evans Avenue, Suite 302, Toronto, Ontario, Canada, pursuant to a Notice of Special Meeting of Stockholders.

     Present in person or by proxy were 2,437,506 shares of common voting stock of the 2,713,627 shares issued and outstanding. Present at the meeting was Claus Voellmecke, President and a Director of the Company.

     Mr. Voellmecke stated that the meeting was qualified to proceed with the business for which it had been called.

     Mr. Voellmecke advised that the Board of Directors had unanimously resolved to adopt Proposals One and Two as outlined in the Proxy Statement, subject to the affirmative vote of persons owning a majority of the outstanding voting securities at this Meeting. Berliner Holdings Limited ("Berliner"), the related party acquiring Film Opticals and our Film Library, which is owned by Mr. Voellmecke, owns 1,823,592 shares of our outstanding voting securities, and Mr. Voellmecke owns 235,000 shares of our outstanding voting securities; accordingly, Mr. Voellmecke is the beneficial owner of 2,058,592 shares or approximately 75.9% of our outstanding voting securities. Mr. Voellmecke voted his securities with the majority of the vote of stockholders at the Meeting for Proposal One, and for Proposal Two.

     On motions duly made, seconded and unanimously approved, the discussion was closed and the following resolutions were adopted and ratified by all shares represented at the meeting:

     RESOLVED, that the Company enter into an Asset Purchase Agreement pursuant to which we will sell substantially all of our assets by the conveyance of our wholly-owned subsidiary, Film Opticals Investments Limited, a corporation organized under the Province of Ontario, Canada ("Film Opticals"), and our film library ("Film Library"), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada, and a wholly-owned subsidiary of Berliner; and

     FURTHER, RESOLVED, as consideration of the purchase, Berliner will cancel 500,000 shares of our common stock that it currently owns and will, together with New Film Opticals, assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them; and

     FURTHER, RESOLVED, that we will file amendments to our Articles of Incorporation that will allow us to issue a class of preferred stock, and, will allow our Board of Directors to effect certain re-capitalizations in the form of pro rata forward or reverse stock splits and to change our corporate name in certain instances without stockholder approval.

     There being no further business to come before the meeting and a motion that the meeting be adjourned having been duly made, seconded and unanimously carried, the meeting was adjourned. For additional information, please see the Company's Report's on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part III,
Item 13.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Euity Securities.
----------------------------------------------------

Equity Compensation Plans.
--------------------------

     On or about April 1, 2004, certain Consulting Agreement's were executed between the Company and Jenson Services, Inc., a Utah corporation ("Jenson"); and Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, Jenson's principals and/or employees or consultants, and Leonard W. Burningham, Esq., its legal counsel and Claus Voellmecke, President and Director of the Company and Michael
S. Smith, Secretary, Treasurer and Director of the Company, (collectively the "Consultants"), who have been and will be rendering services to the Company. The Company agreed to issue the Consultants an aggregrate of 300,000 shares of "unregistered" and "restricted" common voting stock, pursuant to Rule 701 of the Securities and Exchange Commission. These shares have been authorized for issuance by the Company, but as of the date of this Report, have yet to be issued.

     The Consultants have been engaged by the Company to render services, respecting, among other services, management of the current business operations of the Company and advice regarding the structure and acquisition by the Company of certain property and assets. The Consulting Agreement's shall remain in full force and effect for the earlier of 365 days from the date of execution.

Market Information.
-------------------

     Although the Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), under the trading symbol ("TCXC"), there is currently no established market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See the caption "Sales of Unregistered Securities".

     The offer and bid price for the shares of common stock of the Company for the period ended December 31, 2004, are as follows:


Fiscal Year ending:                    Offer                Bid
------------------                      ----                ---
December 31, 2004                      $0.51               $0.30

     These prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.


Holders.
--------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 153.

Dividends.
----------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future.

Sales of "Restricted Securities"; Use of Proceeds of Registered Securities.
---------------------------------------------------------------------------

     Sales of "Restricted Securities.
     --------------------------------

     On or about February 25, 2004, pursuant to unanimous consent of the Board of Directors of the Company, in accordance with the Nevada Revised Statutes and the By-Laws of the corporation, the company took the following actions:

     WHEREAS, the Company deemed it to be in its best interest to issue Jenson Services, Inc. ("Jenson Services" or "Jenson"), Leonard W. Burningham, Esq. ("Burningham") and Berliner Holdings Ltd. ("Berliner") shares of "unregistered" and "restricted" capital stock of the Company as payment for monies currently owed to Jenson, Burningham and Berliner by the Company; and

     RESOLVED, that the Company value the shares to be issued at $.25 per share, USD, based upon the current bid price of the Company's common stock, as quoted on the Over the Counter Bulletin Board (OTC-BB); and

     RESOLVED, that in order to compensate Jenson Services for $67,272 of expenses incurred by the Company and settled by Jenson, the Company issue two hundred sixty nine thousand eighty eight (269,088) shares of "unregistered" and "restricted" common stock, $0.001 par value, of the Company in full satisfaction of payment of said amount; and

     RESOLVED, that in order to compensate Burningham for legal services provided to the Company of $9,784.08, the Company issue to Burningham thirty nine thousand one hundred thirty six (39,136) shares of "unregistered" and "restricted" common stock, $0,001 par value, of the Company in full satisfaction of payment of said amount; and

     RESOLVED, that in order to compensate Berliner Holdings Ltd. for a Note Payable of $455,898, the Company issue to Berliner one million eight hundred twenty three thousand five hundred ninety two (1,823,592) shares of "unregistered" and "restricted" common stock, $0.01 par value, of the Company in full satisfaction of payment of said amount; and

     FURTHER RESOLVED, that the shares issued to Jenson, Burningham, and Berliner shall be validly issued, fully paid and non-assessable.

     For additional information regarding the sale of "unregistered" and "restricted" securities, please see Part II, Item 5 "Equity Compensation Plans".

     *See  Part  II,  Item  10  and  11  for  information   regarding  executive
compensation and stock ownership.

     Use of Proceeds from Sales of Registered Securities.
     ----------------------------------------------------

     None; Not Applicable.

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchasers.
-----------

     Please see Part II, Item 5 "Sale of Unregistered and Restricted Securities over the Past Three Years" and Part II, Item 5, "Equity Compensation Plans".

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations since the sale of its wholly owned subsidiary, Film Opticals Investments Limited. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 2004, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     During the calendar year ended December 31, 2004 the Company had a net income from operations of $343,129, which was a result of the sale of our wholly owned subsidiary, Film Opticals Investments Limited. The Company has received revenues in the calendar years ended December 31, 2004 and 2003 of -0-and 182,127, respectively. See the Index to Financial Statements, Item 7 of this Report.

     The decrease in revenue from 182,127 to -0- for the years ended December 31, 2003 and 2004, respectively and increase in Net Income of $343,129 from a Net Loss of (271,966) for the years ended December 31, 2004 and 2003, respectively was the result of the sale of the Company's wholly owned subsidiary, Film Opticals Investments Limited.

     During 2003 the Company discovered that a loan commitment had not been properly accrued in prior years. As a result, the Company has recorded an adjustment to the 2002 statement of operations in the amount of $33,740 for the accrual of additional management/consulting fees, payable to a related party, which shares common ownership and management with the Company. For prior years, the Company has adjusted the accumulated deficit in the amount of $287,695 to cover the period from 1995 through 2001. These accruals are pursuant to an open ended consulting agreement which requires the Company to pay a related party $84,000 per annum. As of February 25, 2004, the Company issued common stock in settlement of this debt through 2003, in the amount of $455,898.

Liquidity.
----------

     As shown in the financial statements, the Company has accumulated profit/(losses) for the years ended December 31, 2004 and 2003, in the respective amount of $343,129 and $(9,011), has accumulated losses over the years of $613,806 and has disposed of its only operating subsidiary, Film Opticals Investments Limited. These factors indicate that the Company may not be able to continue as a going concern.

     The Company's ability to acquire additional business operations and/or additional financing may impact the Company's ability to continue as presently organized. Resolutions of these issues is dependent on the success of management's plans to acquire business operations or raise funds through the sale of its equity securities in private placement or a public offering. operations.

Item 7.  Financial Statements.
------------------------------

          Financial Statements for the years ended
          December 31, 2004 and 2003

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheet - December 31, 2004

          Consolidated Statements of Operations for the years Ended December 31, 2004 and 2003

          Consolidated Statements of Stockholders' Deficit for the years Ended December 31, 2004 and 2003

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

          Notes to the Consolidated Financial Statements

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary
                              Financial Statements
                                       and
             Report of Independent Registered Public Accounting Firm
                                December 31, 2004



                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary

                                TABLE OF CONTENTS


                                                                                Page

Report of Independent Registered Public Accounting Firm                          1

Consolidated Balance Sheet -- December 31, 2004                                  2

Consolidated Statements of Operations for the Years Ended December 31,
2004 and 2003                                                                    3

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2004 and 2003                                                       4

Consolidated Statements of Cash Flows for the Years Ended December 31,
2004 and  2003                                                                   5

Notes to Consolidated Financial Statements                                     6 -- 10



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
TC X Calibur, Inc


     We have audited the accompanying consolidated balance sheet of TC X Calibur, Inc, (a Nevada Corporation) and its wholly-owned subsidiary, Film Optical Investment Limited, (a Canadian corporation) as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TC X Calibur, Inc. as of December 31, 2004, and the results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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



Mantyla McReynolds
Salt Lake City, Utah
March 15, 2005



                                       TC X CALIBUR, INC.
                                   Consolidated Balance Sheet
                                        December 31, 2004

                                             ASSETS

Current Assets:
     Prepaid Expenses                                                            $           18,750
                                                                                 ------------------
          Total Current Assets                                                               18,750

               Total Assets                                                      $           18,750
                                                                                 ==================
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities:
     Accounts payable                                                            $              427
     Payable to related parties - Note 4                                                     17,208
                                                                                 ------------------
           Total Current Liabilities                                                         17,635
                                                                                 ------------------
              Total Liabilities                                                              17,635

Stockholders' Equity:
  Preferred stock-- 5,000,000 shares authorized, $0.001 par
    value; -0- shares issued and outstanding                                                      0
  Common stock -- 50,000,000 shares authorized, $.001 par
    value; 2,213,623 shares issued and outstanding                                            2,214
  Additional Paid-In Capital                                                                612,786
  Accumulated Deficit                                                                      (613,885)
                                                                                 ------------------
               Total Stockholders' Equity                                                     1,115
                                                                                 ------------------
               Total Liabilities and Stockholders' Equity                        $           18,750
                                                                                 ==================
                 See accompanying notes to financial statements.


                                        2


                               TC X CALIBUR, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2004 and 2003



                                                                          2004                2003
                                                                    ---------------     ---------------
Revenues                                                            $             0      $            0
General and Administrative Expenses                                          73,886              14,274
                                                                    ---------------     ---------------
Net Income (loss) from operations before taxes                              (73,886)            (14,274)

Provision for Income Taxes - Note 1 & 3                                           0                   0
                                                                    ---------------     ---------------
Net Loss from continuing operations                                         (73,886)            (14,274)
                                                                    ---------------     ---------------
Discontinued Operations - Note 6
   Gain on Disposal of Subsidiary                                           311,249
   Loss from Discontinued Operations                                        (14,708)           (214,367)
                                                                    ---------------     ---------------
Net Loss from discontinued operations                                       296,541            (214,367)
                                                                    ---------------     ---------------
Net Income (Loss)                                                           222,655            (228,641)

Other Comprehensive Income
   Unrealized gain (loss) on foreign
   Currency translation (net of Tax)                                         46,588             (57,599)

Total Comprehensive Income (Loss)                                   $       269,243      $     (286,240)
                                                                    ===============     ===============

Income (Loss) Per Share from continuing operations                  $         (0.03)     $        (0.05)
Income (Loss) Per Share from discontinued operations                $          0.13      $        (0.75)
                                                                    ===============     ===============

Weighted Average Shares Outstanding                                       2,308,468             286,240
                                                                    ===============     ===============


                 See accompanying notes to financial statements.

                                        3


                               TC X CALIBUR, INC.
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2004 and 2003

                                                                                      Accumulated
                                                        Additional                     Foreign           Net
                               Number of     Common       Paid-in      Accumulated      Currency     Stockholders'
                                 Shares       Stock       Capital        Deficit       adjustment       Deficit
                              ------------ ----------- ------------- --------------- -------------- ----------------
Balance, December 31, 2002         281,807         282         6,764        (607,899)        11,011         (589,842)

Net loss for the year ended
December 31, 2003                                                           (228,641)       (57,599)        (286,240)
                              ------------ ----------- ------------- --------------- -------------- ----------------
Balance, December 31, 2003         281,807 $       282 $       6,764 $      (836,540)$       46,588 $       (876,082)
                              ------------ ----------- ------------- --------------- -------------- ----------------
On February 25, 2004
2,131,816 shares of stock were
issued at $.25 per share for
settlement of Company debt.      2,131,816       2,132       530,822                                         532,954

On April1, 2004 300,000 shares
of stock were issued at $.25
per share for consulting services. 300,000         300        74,700                                          75,000

On December 28, 2004 500,000
shares of stock were cancelled
for transfer of ownership of
substantially all the assets of
the Companies subsidiary Note 6.  (500,000)       (500)          500                         46,588           46,588


Net income for the year ended
December 31, 2004                                                            222,655                         222,655
                              ------------ ----------- ------------- --------------- -------------- ----------------
Balance, December 31, 2004       2,213,623 $     2,214 $     612,789 $      (613,885)$            0  $         1,115
                              ============ =========== ============= =============== ============== ================



                 See accompanying notes to financial statements.





                               TC X CALIBUR, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2004 and 2003


Cash Flows From Operating Activities                                           2004               2003
------------------------------------                                     --------------     --------------
Net income (loss)                                                    $         (222,655) $       (228,641)
Adjustments to reconcile net income to net cash provided by
operating activities:

Gain on the Disposal of Subsidiary                                             (296,540)          214,367
Issued Stock for Services                                                        56,250

   Increase (decrease) in:
       Accounts payable                                                            427
       Payables to related parties                                              17,208           (14,274)
                                                                         --------------     --------------
Net Cash From Operating Activities for Continuing Operations                         0                 0
Net Cash From Operating Activities for Discontinued Operations                       0             5,483

Cash Flows From Investing Activities                                                 0                 0

Net Cash From Financing Activities for Continuing Operations                         0                 0
Net Cash From Financing Activities for Discontinued Operations                       0            19,455
                                                                         --------------     --------------
    Effect Of Exchange Rate on cash and cash Equivalents                             0           (57,599)

Net Decrease in Cash                                                                 0           (32,661)

Beginning Cash Balance                                                               0            32,661
                                                                         --------------     --------------
Ending Cash Balance                                                  $               0  $              0
                                                                         ==============     ==============
Supplemental Disclosures Information
   Cash paid during year for interest                                $           10,823 $          13,629
   Cash paid during year for income taxes                            $                0 $               0
   Issued Stock for Debt                                             $          532,954 $               0
   Issued Stock for Service Contracts                                $           18,750 $               0
                                                                         ==============     ==============


                 See accompanying notes to financial statements.


                                        5

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


       NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization

     TC X Calibur, Inc. ("the Company") was incorporated in Nevada in October, 1988, under the name Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating capital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. ("A.F.C."), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Optical Investments Limited, a corporation organized in the Province of Ontario, Canada ("Film Opticals") in exchange for 480,000 of its common shares. Since the acquisition of Film Opticals, the Company has been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remains intact, but funding constraints curtailed the Company's ability to develop and market this business. Because of these constraints the board of directors elected on December 8, 2004 to sell Film Opticals (see Note 6). The company is currently considering new business opportunities for its planned principle operations.


     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, Film Opticals Investments Limited. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

     (b) Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2004 is $0 due to a valuation allowance established (see Note 3).

     (c) Net Income (Loss) Per Common Share

     In accordance with Financial Accounting Standards No. 128, Earnings Per Share, basic income or loss per common share is computed using the weighted average number of common shares outstanding.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


 NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

     (d) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash and cash equivalents as deposits in commercial banks. The Company had $0 cash at December 31, 2004.

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

     (f) Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line and declining balance methods over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $11,647 and $13,665 for the years ended December 31, 2004 and 2003, respectively.

     (g) Revenue Recognition

     The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as products or projects are delivered or services are provided to customers. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Revenue collected in advance is recorded as a liability until the earnings process is complete.

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

     (i) Impairment of Long-Lived Assets

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


 NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

     (i) Impairment of Long-Lived Assets (continued)

     asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the years ended December 31, 2004 and 2003.


                         NOTE 2 LIQUIDITY/GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has accumulated losses over the years amounting to $613,806, and has disposed of its operating subsidiary. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as presently organized. Resolution of these issues is dependent on the success of management's plans to raise funds through the sale of its equity securities or the Company may also seek a merger with a well capitalized partner to develop its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              NOTE 3 INCOME TAXES

     No provision has been made for income taxes in the consolidated financial statements because the Company has incurred net operating losses to be carried forward. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2004 are summarized below.


 Deferred tax assets                                     Balance           Tax       Rate
 --------------------------------------------------- ---------------- -------------- ----------------

Loss carry forward (expires through 2024)                  $611,820    $208,019     34%
   Valuation allowance                                                ($208,019)
                                                                     --------------
      Deferred tax asset                                                $0
                                                                     ==============

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The valuation allowance has increased $25,115, from $182,904, as of December 31, 2003.

                               TC X CALIBUR, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 3 INCOME TAXES (continued)

A reconciliation of the current tax provision is as follows:

        Expected provision (taxes on income before tax)                -34%
        Effects of:
                Increase/decrease in valuation allowance, and other     34%
                                                                       -----
        Total actual provision                                           0%

                       NOTE 4 RELATED PARTY TRANSACTIONS

     The Company has had expenses paid on its behalf by a shareholder in the amount of $67,272. This liability was relieved through the issuance of common stock on February 25, 2004 (see Note 8). Additional expenses of $17,208 were paid through 2004. The Company has recorded a liability for this amount which is payable on demand, non-interest bearing and is unsecured. In 2004 $6,148.62 in legal fees were paid to a shareholder for services and as of December 31, 2004 there was an outstanding balance due for services to that same shareholder of $62.05

                          NOTE 5 FOREIGN FILM LIBRARY

     The Company acquired approximately 125 movies in foreign languages (primarily Chinese), from a shareholder in 1991. The movies are in the martial arts genre. The intent of Company was to obtain sufficient profits or financing, so that it could complete the dubbing and limited editing and to release the films into world-wide markets. The Company has elected to dispose of this asset and has conveyed all rights to this asset to one of the shareholders (Berliner) for cancellation of their shares in the Company. This transaction was approved and completed on December 28, 2004.

                         NOTE 6 DISPOSAL OF COMPANY ASSETS

     On December 28, 2004 the Company entered into an Asset Purchase Agreement with Berliner Holdings Limited. The sale was completed and all of the Company's rights and title in the Company's equipment and the "Film Library" were conveyed to Berliner Holdings Company (Berliner). In return Berliner cancelled 500,000 shares of common stock that it held in the Company and assumed, paid and/or compromised all of the Company's outstanding claims or liabilities related to Film Optical, a wholly-owned subsidiary of the Company. The Company has elected to discontinue operation of this business segment. Revenues included in "Loss from Discontinued Operations" for 2004 and 2003 are $189,091 and $182,127 respectively. Pretax income/(loss) included in "Loss from Discontinued Operations" for 2004 and 2003 are ($14,708) and ($214,367), respectively.

                              NOTE 7 OFFICE LEASE

     Total rent expense for 2004 was $29,401 and for 2003, $45,046. In addition to the operating facility, the Company rents, on a month-to-month basis, a storage facility for its movie library, the cost of which is $3,983 annually. These leases have been transferred with the disposal of Film Opticals.

                              NOTE 8 COMMON STOCK

     On February 25, 2004, the Company authorized the issuance of "unregistered" and "restricted" shares of common stock in settlement of Company debt. The shares were valued at $0.25 per share in the following manner:

       Shares             Value                Recipient                      Description
--------------------- --------------- ---------------------------- -----------------------------------

             269,088         $67,272  Shareholder                  Advance Reimbursement

              39,136           9,784  Creditor                     Professional fees payable

           1,823,592         455,898  Shareholder/Consultant       Consulting fees payable
--------------------- ---------------

           2,131,816        $532,954  Total
--------------------- ---------------

     On April 1, 2004, the Company authorized the issuance of 300,000 "unregistered" and "restricted" shares of common stock as compensation for consulting services to be provided to the Company by six individuals. The shares were valued at $ .25 per share, which approximates fair market value. The services were to be performed over a one year period. As of December 31, 2004, the Company recorded prepaid consulting related to the contracts of $18,750.

                              NOTE 9 NOTE PAYABLE

     The Company had a note based on a judgment payable to an investment company with interest at Canadian prime plus 2%, currently 6.5% (prime is 4.5%), due in monthly installments of CA$1,500 including interest, through December 2004, at which time the entire unpaid principal was due and payable. This note has been assumed by Berliner.

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

Business Experience.
-------------------

     Claus Voellmecke, age 64, President and Director. Mr. Voellmecke has been involved in numerous types of businesses in executive positions in the areas of marketing, finance, manufacturing, planning, sales including vast experience in international business. Mr. Voellmecke was a principal in Morgan Gundy International Limited, an investment banking firm, Unicom, Inc., and ongoing president of Berliner Holdings Limited.

     Michael Smith, age 70, Secretary, Treasurer and Director. Mr. Smith has been engaged in the motion picture and video industry for 35 years and was the co-founder of M.S. Art Services, Ltd., a provider of animation and art work producers. In addition, Mr. Smith, has been providing the industry with processing, printing of film and transfer of film to video tapes. His extensive background in the special effects field has earned Mr. Smith numerous prestigious awards.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Committees
----------

     There are no established committees. The Company does not currently have a financial expert serving on an audit committee as one does not currently exist.

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

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                                         Secur-
                                                         ities         All
Name and   Year or                       Other   Rest- Under-  LTIP  Other
Principal  Period       Salary     Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended         ($)        ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------

Claus          12/31/04    0        0     0   130,000    0      0     0
Voellmecke,    12/31/03    0        0     0      0       0      0     0
President,     12/31/02    0        0     0      0       0      0     0
Director

Michael        12/31/04  $60,000*   0     0    20,000    0      0     0
Smith          12/31/03  $60,000*   0     0      0       0      0     0
Secretary/     12/31/02  $60,000*   0     0      0       0      0     0
Treasurer,     12/31/01  $60,000*   0     0      0       0      0     0
Director


     *All cash compensation paid as salaries to the officers and directors of the Company were paid by the Company's sole operating entity, Film Opticals of Canada Limited, for services performed by the above mentioned individuals to Film Opticals of Canada Limited.

     For additional  information see Consulting  Contracts  outlined in Part II,
Item 5 of this Report.

Compensation of Directors.
--------------------------

     Other than the aforementioned, there are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     Michael S. Smith signed a five year employment contract with the Company in 8-93. This contracts was renewed in 8-98 with five a year extension. See Item 10, Part II, Executive Compensation, for information regarding compensation of the Company's Officers and Directors.

     Other than the aforementioned and the Consulting Contracts outlined in Part II, Item 5, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result  in  payments  to any  such  person  because  of his or her  resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 10. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 2,231,623 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name and Address           Beneficially Owned          of Class
----------------           ------------------           --------

Berliner Holdings LTD.*       1,428,592                  64.0
365 Evans Avenue, Suite 302
Toronto, Ontario, Canada M8Z 1K2

Claus Voellmecke                120,000                   5.3
365 Evans Avenue, Suite 302
Toronto, Ontario, Canada M8Z 1K2


Duane S. Jenson                18,427                    0.08
8842 Highfield Rd.
Park City, UT  84098


Jenson Services,Inc.**         269,088                   12.0
4685 South Highland Dr., #202
Salt Lake City, UT  84117

                              ---------                   ----
                             1,836,107                   82.3%

     *Mr. Claus Voellmecke may be deemed beneficial owner of these shares due to his relationship with Berliner Holdings Limited. Mr. Voellmecke is owner of Berliner Holdings Limited.

     **Mr. Duane S. Jenson may be deemed beneficial owner of these shares due to his relationship with Jenson Services, Inc. Mr. Jenson is CEO and owner of Jenson Services, Inc.


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report, with the computations being based upon 2,231,623 shares of common stock being outstanding.

                            Number of               Percentage of
Name and Address     Shares Beneficially Owned       of Class
----------------     -------------------------        --------

Claus Voellmecke                120,000                    5.3
365 Evans Avenue, Suite 302
Toronto, Ontario, Canada M8Z 1K2

Berliner Holdings LTD.*       1,308,592                   58.6
365 Evans Avenue, Suite 302
Toronto, Ontario, Canada M8Z 1K2


Michael S. Smith                 20,000                   0.01
365 Evans Avenue, Suite 302
Toronto, Ontario, Canada M8Z 1K2


Kingsbury Holdings Ltd.**        20,000                   0.01
Lot 18 Bay St. Kingstown
St. Vincent, The Grenadines
West Indies


                              -------                    ------
All directors and
executive officers            1,468,592                  65.8%
as a group (2 persons)

     *Mr. Claus Voellmecke may be deemed beneficial owner of these shares due to his relationship with Berliner Holdings Limited. Mr. Voellmecke is owner of Berliner Holdings Limited.

     **Mr. Michael Smith may be deemed beneficial owner of these shares due to his affiliation with Kingsbury Holdings Limited. Mr. Smith is the owner of Kingsbury Holdings Limited.

Changes in Control.
-------------------

     Please see Part II, Item 5 "Sales of Unregistered and Restricted Securities During the Past Three Years".

Item 12. Certain Relationships and related transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Please see Part II, Item 5 "Sales of Unregistered and Restricted Securities During the Past Three Years".

     Please see Part II, Item 5 "Equity Compensation Plans".

     On or about December 28, 2004, pursuant to resolutions adopted by the Board of Directors and approved by a majority of the Company's shareholders at a Special Meeting of the Company's Shareholders, the Company entered into an Asset Purchase Agreement pursuant to which the Company sold substantially all of its assets by the conveyance of our wholly-owned subsidiary, Film Opticals Investments Limited, a corporation organized under the Province of Ontario, Canada ("Film Opticals"), and our film library ("Film Library"), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada, and a wholly-owned subsidiary of Berliner Holdings, Inc.("Berliner"). As consideration of the purchase, Berliner agreed to cancel 500,000 shares of our common stock that it owned and agreed, together with New Film Opticals, assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them. For additional information, please see the Company's Report's on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part III, Item 13.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     Form 8-K Current Report as filed on or about December 8, 2004, which included a copy of the Company's Proxy Statement which was mailed to the Company's shareholder on or about December 8, 2004, as described in Item I, Part I, Part II, Item 5 and Part II, Item 12.*

     Form 8-K/A1 Current Report as filed on or about December 9, 2004 which included a copy of the Company's Proxy Statement which was mailed to the Company's shareholder on or about December 8, 2004., as described in Item I,
Part I, Part II, Item 5 and part III, Item 12.*

     Form 8-K/A2 Current Report as filed on or about January 4, 2005, for information concerning the Special Meeting of the Company's Shareholder which was held on or about December 28, 2004, as described in Part I, Item I, Part I,
Item 4, Part II, Item 5 and Part III, Item 12.*

Exhibits.
---------

     EX 31.1 Certification of Claus Voellmecke, the Company's President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     EX 31.2 Certification of Michael Smith, the Company's Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     EX 32  Certification  of Claus  Voellmecke  and Michael  Smith  pursuant to section 906 of the Sarbanes-Oxley Act of 2002


Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2004 and 2003:

        Fee category                            2004            2003
        ------------                            ----            ----

        Audit fees                          $ 15,038.45      $  9,809

        Audited-related fees                $  7,615         $  3,185

        Tax fees                            $    275         $    175

        All other fees                      $      0         $      0
                                                -----           -----
        Total fees                          $ 22,927.45     $  13,169

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

Documents Incorporated by Reference.
------------------------------------

     Form S-18 Registration Statement as filed with the Securities and Exchange Commission on or about December 3, 1990, as described in Item I, Part I above.*

     Form 8-K Current Report as filed on or about May 17, 1991, for information relating to the Company's acquisition of Sentinel Diagnostics, as described in
Item I, Part I, above.*

     Form 8-K Current Report as filed on or about August 19, 1993, for information concerning the business done and intended to be done and the proposed plan of operation of the Company following the completion of the AFC Plan, as described in Item I, Part I, above.*

     Form 8-K Current Report, as filed on or about December 31, 1993, for information concerning the acquisition of Film Opticals Investments Limited, and subsidiaries, as described in Item I, Part I, above.*

     Form 8-K as filed on May 9, 2000, for information relating to the Company's court protection, change in the Company's auditors, and other matters, as described in Item I, Part I and Item 8, Part II, above.*

     Certificate of Amendment to the Articles of Incorporation, as filed with the Securities and Exchange Commission on or about March 29, 2001, as described in Item I, Part I above.*

Form 8-K Current Report as filed on or about December 8, 2004, which included a copy of the Company's Proxy Statement which was mailed to the Company's shareholder on or about December 8, 2004, as described in Item I, Part I, Part II, Item 5 and Part II, Item 12.*

     Form 8-K/A1 Current Report as filed on or about December 9, 2004 which included a copy of the Company's Proxy Statement which was mailed to the Company's shareholder on or about December 8, 2004., as described in Item I,
Part I, Part II, Item 5 and part III, Item 12.*

     Form 8-K/A2 Current Report as filed on or about January 4, 2005, for information concerning the Special Meeting of the Company's Shareholder which was held on or about December 28, 2004, as described in Part I, Item I, Part I,
Item 4, Part II, Item 5 and Part III, Item 12.*

     *Summaries of all exhibits contained in this Report are modified in their entirety by reference to these Exhibits.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TC X CALIBUR, INC.



Date:  3/30/05                         By/S/ Claus Voellmecke
                                       Claus Voellmecke
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        TC X CALIBUR, INC.



Date: 3/30/05                           By/S/ Claus Voellmecke
                                        Claus Voellmecke
                                        President and Director



Date: 3/30/05                           By/S/ Michael Smith
                                        Michael Smith
                                        Secretary/Treasurer and Director