Form 10QSB
period 2005-03-15
TC X CALIBUR INC
filed 2005-05-16
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005.

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


                           365 Evans Avenue, Suite 302
                         Toronto, Ontario Canada M8Z 1K2
                        --------------------------------
                    (Address of Principal Executive Offices)

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

                                  May 11, 2005
                                Common Voting Stock
                                    2,213,623


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

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary

                   Condensed Consolidated Financial Statements

                               March 31, 2005




                               TC X CALIBUR, INC.
                      Condensed Consolidated Balance Sheet



                                  ASSETS

 Current Assets
       Prepaid Expenses                                                     $                    0
                                                                                ---------------------
 Total Current Assets                                                                            0
 Total Assets                                                               $                    0
                                                                                =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
 Current Liabilities
       Accounts Payable                                                     $                8,227
       Payable to related parties                                                           18,257
                                                                                ---------------------
 Total Current Liabilities                                                                  26,484
                                                                                ---------------------
 Total Liabilities                                                                          26,484

 Stockholders' Equity
       Preferred Stock--5,000,000 shares authorized,
          $.001 par value; 0 shares issued and outstanding                                        0
       Common stock--50,000,000 shares authorized,
          $.001 par value; 2,213,623 shares issued and outstanding                           2,214
       Additional Paid-In Capital                                                          612,786
       Accumulated Deficit                                                                (641,484)
                                                                                ---------------------
 Total Stockholders' Equity                                                                (26,484)
                                                                                ---------------------
 Total Liabilities and Stockholders' Equity                                 $                    0
                                                                                =====================




                                              See accompanying notes




                                                TC X CALIBUR, INC.
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)



                                                                           Three Months           Three Months
                                                                               Ended                  Ended
                                                                             3/31/05                3/31/04
                                                                        -------------------    -------------------

 Revenues                                                            $                   0  $                   0
 General and Administrative Expenses                                                27,599                 11,165
                                                                        -------------------    -------------------
 Net Income (loss) from operations before taxes                                    (27,599)               (11,165)
 Provision for Income Taxes                                                              0                      0
                                                                        -------------------    -------------------
 Net Loss from continuing operations                                               (27,599)               (11,165)
                                                                        -------------------    -------------------

 Discontinued Operations
        Loss from Discontinued Operations                                                0                (26,294)
                                                                        -------------------    -------------------
 Net Loss from discontinued operations                                                   0                (26,294)

                                                                        -------------------    -------------------
 Net Income (Loss)                                                                 (27,599)               (37,459)

 Income (Loss) Per Share from continuing operations                  $               (0.01) $               (0.04)
 Income (Loss) Per Share from discontinued operations                $                      $               (0.09)
                                                                        ===================    ===================

 Weighted Average Shares Outstanding                                             2,213,623                281,807
                                                                        ===================    ===================



                                              See accompanying notes



                                                TC X CALIBUR, INC.
                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                               Three Months       Three Months
                                                                                   Ended               Ended
                                                                                  3/31/05            3/31/04
                                                                              ----------------   -----------------
 Cash Flows From Operating Activities
      Net income (loss)                                                    $          (27,599)$           (37,459)
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
      Gain on the Disposal of Subsidiary                                                    0              26,294
      Issued Stock for Services                                                        18,750                   0
         Increase (decrease) in:
            Accounts Payable                                                            7,800                   0
            Payables to related parties                                                 1,049              11,165
                                                                              ----------------   -----------------
 Net Cash From Operating Activities for Continuing Operations                               0                   0
 Net Cash From Operating Activities for Discontinued Operations                             0             (12,092)
 Net Cash From Investing Activities                                                         0                   0
 Net Cash From Financing Activities for Continuing Operations                               0                   0
 Net Cash From Financing Activities for Discontinued Operations                             0                   0
      Effect of exchange rate on cash and cash equivalents                                  0              12,092
 Net Increase in Cash                                                                       0                   0
 Beginning Cash Balance                                                                     0                   0
                                                                              ----------------   -----------------
 Ending Cash Balance                                                       $                0 $                 0
                                                                              ================   =================

 Supplemental Disclosure Information
      Cash paid for interest                                               $                0 $             5,071
      Cash paid for taxes                                                  $                0 $                 0
      Issued Stock for Debt                                                $                0 $           532,954
      Issued Stock for Service Contracts                                   $           18,750 $                 0
                                                                              ================   ================

                                             See accompanying notes




                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
              Notes to Condensed Consolidated Financial Statements
                               March 31, 2005


         PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal recurring accruals, which are necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2.Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

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

        Post-Sale of Film Opticals and our Film Library Business.
        --------------------------------------------------------

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

Results of Operations.
----------------------

     During the quarterly period covered by this Report, the Company generated no revenue.

Liquidity.
----------

     At March 31, 2005, the Company had total assets of $0 and total liabilities of $26,484.

Item 3. Controls and Procedures.
--------------------------------

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

PART II - OTHER INFORMATION
---------------------------

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

Item 2.Changes in Securities.

     There have no been changes in securities for the Quarter Ended March 31, 2005.

     On or about December 28, 2004, prior to the period covered by this quarterly report, pursuant to resolutions adopted by the Board of Directors and approved by a majority of the Company's shareholders at a Special Meeting of the Company's Shareholders, the Company amended its Articles of Incorporation to change our capitalization to add a class of preferred stock, and gave our Board of Directors authority to effect recapitalizations and/or name changes without further stockholder approval. For additional information, please see the Company's Report's on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference.

Item 3.Defaults Upon Senior Securities.

        None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

        None; not applicable.

Item 5.Other Information.

        None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

        31   302 Certification of Claus Voellmecke

        31.1 302 Certification of Michael Smith

        32   906 Certification

(b)Reports on Form 8-K.

        8-K** as filed with the Securities and Exchange Commission on or about December 8, 2004;

        8-K/A-1** as filed with the Securities and Exchange Commission on or about December 9, 2004;

        8-K/A-2** as filed with the Securities and Exchange Commission on or about January 4, 2005.

        For additional information please see Part II, Item 2 above.

(c) Documents Incorporated by Reference.

        See Part II, Item 2 above.


     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TC X Calibur, Inc.



Date:5-16-05                By/S/Claus Voellmecke
                            Claus Voellmecke, President and Director



Date:5-16-05                By/S/ Michael S. Smith
                            Michael S. Smith, Secretary, Treasurer and Director