Form 10QSB
period 2005-06-30
TC X CALIBUR INC
filed 2005-08-10
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005.

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

                                  July 11, 2005
                                Common Voting Stock
                                    2,213,623


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

                               TC X CALIBUR, INC.
              Including the accounts of its wholly-owned subsidiary

                   Condensed Consolidated Financial Statements

                               June 30, 2005

                               TC X CALIBUR, INC.
                                 Balance Sheets
                                  June 30, 2005

                                  ASSETS

 Current Assets
       Prepaid Expenses                                                     $                    0
                                                                              ---------------------
 Total Current Assets                                                                            0
                                                                              ---------------------
 Total Assets                                                               $                    0
                                                                             =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
 Current Liabilities
       Accounts Payable                                                     $                    0
       Payable to related parties                                                           28,169
                                                                              ---------------------
 Total Current Liabilities                                                                  28,169
                                                                              ---------------------
 Total Liabilities                                                                          28,169

 Stockholders' Equity
       Preferred Stock--5,000,000 shares authorized,
          $.001 par value; 0 shares issued and outstanding                                       0
       Common stock--50,000,000 shares authorized,
          $.001 par value; 2,213,623 shares issued and outstanding                           2,214
       Additional Paid-In Capital                                                          612,786
       Accumulated Deficit                                                                (643,169)
                                                                              ---------------------
 Total Stockholders' Equity                                                                (28,169)
                                                                              ---------------------
 Total Liabilities and Stockholders' Equity                                 $                    0
                                                                              =====================


                                          See accompanying notes


                               TC X CALIBUR, INC.
                             Statement of Operations
                                  June 30, 2005

                                                  Three Months   Three Months     Six Months    Six Months
                                                     Ended          Ended          Ended           Ended
                                                   6/30/05        6/30/04        6/30/05         6/30/04
                                                 -------------  -------------  -------------   -------------
 Revenues                                      $            0 $            0 $            0  $            0
 General and Administrative Expenses                    1,685          8,541         29,284          19,706
                                                 -------------  -------------  -------------   -------------
 Net Loss From Continuing Operations                   (1,685)        (8,541)       (29,284)        (19,706)

 Discontinued Operations
      Loss from Discontinued Operations                     0        (43,534)             0         (69,828)
                                                 -------------  -------------  -------------   -------------
 Net Loss from discontinued operations                      0        (43,534)             0         (69,828)

                                                 -------------  -------------  -------------   -------------
 Net Income (Loss)                                     (1,685)       (52,075)       (29,284)        (89,534)

 Income (Loss) Per Share
      from continuing operations               $         0.00 $         0.00 $        (0.01) $        (0.01)
 Income (Loss) Per Share
      from discontinued operations             $         0.00 $        (0.02)$         0.00  $        (0.03)
                                                 =============  =============  =============   =============
  Weighted Average Shares Outstanding               2,213,623      2,413,623      2,213,623       2,236,132
                                                 =============  =============  =============   =============


                                             See accompanying notes


                            TC X CALIBUR, INC.
                         Statement of Cash Flows
                              June 30, 2005

                                                                     Six Months       Six Months
                                                                        Ended            Ended
                                                                      6/30/05          6/30/04
                                                                   ---------------  ---------------
 Cash Flows From Operating Activities
     Net income (loss)                                           $        (29,284)$        (89,534)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
     Loss on the Disposal of Subsidiary                                                     69,828
     Issued Stock for Services                                             18,750
        Increase (decrease) in:                                                 0
           Accounts Payable                                                  (427)               0
           Payables to related parties                                     10,961           19,706
                                                                   ---------------  ---------------
 Net Cash From Operating Activities for Continuing Operations                   0                0
 Net Cash From Operating Activities for Discontinued Operations                 0          (40,728)
        Effect of exchange rate on cash and cash equivalents                    0           40,728

 Net Increase in Cash                                                           0                0
 Beginning Cash Balance                                                         0                0
                                                                   ---------------  ---------------
 Ending Cash Balance                                             $              0 $              0
                                                                   ===============  ===============

 Supplemental Disclosure Information
     Cash paid for interest                                      $              0 $          8,702
     Cash paid for taxes                                         $              0 $              0
     Issued Stock for Debt                                       $              0 $        532,954
     Issued Stock for Service Contracts                          $         18,750 $              0




                               TC X CALIBUR, INC.
                 Condensed Consolidated Statements of Operations
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005


         PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2.Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

     On or about December 28, 2004, prior to the period covered by this report, pursuant to resolutions adopted by the Board of Directors and approved by a majority of the Company's shareholders at a Special Meeting of the Company's Shareholders, the Company entered into an Asset Purchase Agreement pursuant to which the Company sold substantially all of its assets by the conveyance of our wholly-owned subsidiary, Film Opticals Investments Limited, a corporation organized under the Province of Ontario, Canada ("Film Opticals"), and our film library ("Film Library"), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada, and a wholly-owned subsidiary of Berliner Holdings, Inc.("Berliner"). Berliner is owned by our President, Claus Voellmecke. As consideration of the purchase, Berliner agreed to cancel 500,000 shares of our common stock that it owned and agreed, together with New Film Opticals, assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them. For additional information, please see the Company's Report's on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference.

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

Liquidity.
----------

     At June 30, 2005, the Company had total assets of $0 and total liabilities of $28,169.

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Item 2.Changes in Securities.

     There have no been changes in securities for the Quarter Ended June 30, 2005.

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

                                  TC X Calibur, Inc.



Date:8-4-05                By/S/Claus Voellmecke
                            Claus Voellmecke, President and Director



Date:8-4-05                By/S/ Michael S. Smith
                            Michael S. Smith, Secretary, Treasurer and Director