Form 10QSB
period 2005-09-30
TC X CALIBUR INC
filed 2005-11-03
CIK 847015

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005.

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


                       4685 S. Highland Drive, Suite #202
                           Salt Lake City, Utah 84117
                        --------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 278-9424

                           365 Evans Avenue, Suite 302
                         Toronto, Ontario Canada M8Z 1K2
                              ---------------------
          (Former Name or Former Address, if changed since last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X    No
         ----     ----                  ----         ----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                   ----    ----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                   ----    ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

None; Not Applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                October 28, 2005
                               Common Voting Stock
                                    2,213,623


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

                               TC X CALIBUR, INC.

                   Condensed Consolidated Financial Statements

                               September 30, 2005
                                  (Unaudited)

                                 TC X CALIBUR, INC.
                                   Balance Sheets
                                 September 30, 2005

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
                                                                              =====================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Liabilities
 Current Liabilities
       Accounts Payable                                                     $                    0
       Payable to related parties                                                           29,533
                                                                              ---------------------
 Total Current Liabilities                                                                  29,533
                                                                              ---------------------
 Total Liabilities                                                                          29,533

 Stockholders' Equity (Deficit)
       Preferred Stock--5,000,000 shares authorized,
          $.001 par value; 0 shares issed and outstanding                                        0
       Common stock--50,000,000 shares authorized,
          $.001 par value; 2,213,623 shares issued and outstanding                           2,214
       Additional Paid-In Capital                                                          612,786
       Accumulated Deficit                                                                (644,533)
                                                                              ---------------------
 Total Stockholders' Equity (Deficit)                                                      (29,533)
                                                                              ---------------------
 Total Liabilities and Stockholders' Equity (Deficit)                       $                    0
                                                                              =====================

                 See accompanying notes to financial sstatements


                               TC X CALIBUR, INC.
                      Consolidated Statement of Operations
         For the Three and Nine Months Ended September 30, 2005 and 2004
                                  (Unaudited)

                                                          Three Months    Three Months    Nine Months    Nine Months
                                                             Ended           Ended          Ended           Ended
                                                           9/30/05         9/30/04        9/30/05         9/30/04
                                                        ---------------  -------------  -------------   -------------

 Revenues                                             $              0 $            0 $            0  $            0
 General and Administrative Expenses                             1,364         25,026         30,648          50,815
                                                        ---------------  -------------  -------------   -------------
 Net Loss From Continuing Operations before income taxes        (1,364)       (25,026)       (30,648)        (50,815)
 Provision for Income Taxes                                          0              0              0               0
                                                        ---------------  -------------  -------------   -------------
 Net Loss From Continuing Operations                            (1,364)       (25,026)       (30,648)        (50,815)

 Discontinued Operations:
      Loss from Discontinued Operations, net of tax                  0         (6,920)             0         (61,953)
                                                        ---------------  -------------  -------------   -------------

 Net Income (Loss)                                    $         (1,364)$      (31,946)$      (30,648)$      (112,768)
                                                        ===============  =============  =============   =============

 Income (Loss) Per Share from continuing operations   $          (0.00)$        (0.01)$        (0.01) $        (0.02)
 Income (Loss) Per Share from discontinued operations $           0.00 $        (0.00)$         0.00  $        (0.03)
                                                        ---------------  -------------  -------------   -------------
 Net Loss Per Share                                   $          (0.00)$        (0.01)$        (0.01)$         (0.05)
                                                        ===============  =============  =============   =============

 Weighted Average Shares Outstanding                         2,213,623      2,439,710      2,213,623       2,304,487
                                                        ===============  =============  =============   =============


                 See accompanying notes to financial statements


                               TC X CALIBUR, INC.
                             Statement of Cash Flows
              For the Nine Months Ended September 30, 2005 and 2004
                                  (Unaudited)
                                                                              Nine Months    Nine Months
                                                                                Ended           Ended
                                                                              9/30/05          9/30/04
                                                                           ---------------  --------------
          Cash Flows From Operating Activities
             Net income (loss)                                           $        (30,648)$      (112,768)
             Adjustments to reconcile net income (loss) to
               net cash provided by operating activities:
             Loss on Discontinued Operations                                            0          61,953
             Issued Stock for Services                                             18,750          37,500
                Changes in Operating Assets & Liabilities:
                  Current Assets                                                        0               0
                  Current Liabilities                                              11,898          13,315
                                                                           ---------------  --------------
          Net Cash From Operating Activities for Continuing Operations                  0               0
          Net Cash From Operating Activities for Discontinued Operations                0         (64,552)
          Net Cash From Financing Activities for Discontinued Operations                0          64,552

          Net Increase in Cash                                                          0               0
          Beginning Cash Balance                                                        0               0
                                                                           ---------------  --------------
          Ending Cash Balance                                            $              0 $             0
                                                                           ===============  ==============

          Supplemental Disclosure Information
             Cash paid for interest                                      $              0 $         8,818
             Cash paid for taxes                                         $              0 $             0
             Issued Stock for Debt                                       $              0 $       532,954
             Issued Stock for Service Contracts                          $              0 $        75,000

                 See accompanying notes to financial statements

                               TC X CALIBUR, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2005
                                  (Unaudited)

         PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Liquidity.
----------

     At September 30, 2005, the Company had total assets of $0 and total liabilities of $29,533.

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

Item 4.Submission of Matters to a Vote of Security Holders.

        None; not applicable.

Item 5.Other Information.

     As disclosed in our Current Report on Form 8-K dated September 15, 2005 as filed the Securities and Exchange Commission on September 21, 2005 and amended on September 22, 2005 our Company experienced a change of control transaction as a result of the following persons purchasing the following voting securities of our Company, with personal funds (the "Share Purchase"):

Buyer                Seller                Shares Purchased     Purchase Price
-----                ------                ----------------     --------------

Jenson Services Inc. Berliner Holdings     377,610              $46,500
                     Ltd. *

Duane S. Jenson      Berliner Holdings     122,450              $15,000
                     Ltd. *

Travis T. Jenson     Berliner Holdings     489,818              $60,000
                     Ltd. *

Thomas J. Howells    Berliner Holdings     234,664              $28,500
                     Ltd. *

     * Owned and controlled by Claus Voellmecke, our former sole director and executive officer. See Item 5.02 Change of Control.

     Except as indicated herein, there are no other present arrangements or understandings between these or any other persons that may result in a further change of control of our Company.

     To the knowledge of our management and based upon a review of the stock ledger maintained by our transfer agent and registrar, the following table sets forth the beneficial ownerships of all current directors, executive officers, and those persons who currently own 5% of our common stock of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination:

Name                           Positions Held       Shares Owned        %
----                           --------------       ------------       ---

Berliner Holdings Ltd.          Stockholder           134,050         6.056%
181 Carlaw Ave #300
Toronto, ON M4M 2S1 Canada

Jenson Services, Inc.           Stockholder           646,698         29.214%
4685 South Highland Dr
Salt Lake City, UT 84117

Duane S. Jenson*                Stockholder           178,377         8.058%
8842 Highfield Rd
Park City, UT 84098

Travis T. Jenson*               President, Director   545,063         24.623%
9103 Jeremy Ranch Rd            & Stockholder
Park City, UT 84098

Thomas J. Howells*              Secretary/Treasurer   301,814         13.634%
9706 South Ruskin Circle        Director &
Sandy, UT 84092                 Stockholder

TOTAL                                                 1,704,367       73.994%

          * Jenson Services, Inc. , a Utah corporation and consulting firm ("Jenson Services"), is owned by Duane S. Jenson. Travis T. Jenson is President and Thomas J. Howells is Secretary/Treasurer of Jenson Services.

     Additional disclosed contained in Item 5.02 of our Current Report on Form 8-K dated September 15, 2005 as filed the Securities and Exchange Commission on September 21, 2005 and amended on September 22, 2005 our Company former directors and principal officers resigned and the election of new directors and appointment of new principal officers is set forth below.

     Effective on September 15, 2005, by written consent of persons owning a majority of our outstanding voting securities (new members of Board of Directors election and by resolution of the Board of Directors Travis T. Jenson became our President and a director; Thomas J. Howells became our Secretary/Treasurer and a director; and Harold T. Jenson became a director. The following delineates certain information concerning our newly elected directors and executive officers:

                                         Date of             Date of
                     Positions            Election or        Termination
   Name                 Held              Designation       or Resignation
   ----              ---------            -----------       --------------

Travis T. Jenson      President &           9/15/05               *
                      Director

Harold T. Jenson      Director              9/15/05               *


Thomas J. Howells     Secretary/Treasurer   9/15/05               *
                      & Director

     Please see the Exhibit Index as contained in Part II, Item 6(b) of this report for more information.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

        31   302 Certification of Travis T. Jenson

        31.1 302 Certification of Thomas J. Howells

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

        8-K** as filed with the Securities and Exchange Commission on or about September 21, 2005;

        8-K/A-1** as filed with the Securities and Exchange Commission on or about September 22, 2005;

        For additional information please see Part II, Item 5 above.


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

                                  TC X Calibur, Inc.



Date:10-31-05                By/S/ TRAVIS T. JENSON
                            Travis Jenson, President and Director



Date:10-31-05                By/S/ THOMAS J. HOWELLS
                            Thomas J. Howells, Secretary, Treasurer and Director