Form 10KSB
period 2005-12-31
TC X CALIBUR INC
filed 2006-03-28
CIK 847015

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 33-29139

TC X Calibur, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	87-0474017
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 278-9424

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           (1) Yes ☒ No (2) Yes ☒ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Issuer’s revenues for its most recent fiscal year: December 31, 2005 - $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 14, 2006 - $162,501.30. There are approximately 541,671 shares of common voting stock of the Company held by non-affiliates. The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.30), as of March 14, 2006, as quoted on the OTCBB by the National Association of Securities Dealers (the”NASD”.)

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; not applicable.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

March 14, 2006

2,213,623

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes ☒ No ☐

PART I

Item 1. Description of Business

Business Development

Organization

TC X Calibur, Inc., (our “Company,” “we,” “us,” “our” and words of similar import) was organized under the laws of the State of Nevada on October 27, 1988, under the name “Extant Investments, Inc.”

Commencing on or about December 5, 1990, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission and a Prospectus dated as of such date, our Company offered and sold Units consisting of common stock and warrants, closing the offering on January 31, 1999, all unexercised warrants have expired. For further information regarding this public offering, reference is made to the Registration Statement of the Company and the Prospectus, copies of which have been previously been filed with the Securities and Exchange Commission, and are incorporated herein by this reference. See Part III, Item 13.

Effective May 17, 1991, our Company acquired all of the issued and outstanding shares of common stock of Sentinel Diagnostics, Inc., an Arizona corporation (“Sentinel Diagnostics”), pursuant to an Agreement and Plan of

Reorganization (the “Plan”), and changed its name to “Sentinel Scientific, Inc.” See the 8-K Current Report of the Company dated May 17, 1991, a copy of which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Part III, Item 13.

Sentinel Diagnostics was organized under the laws of the State of Arizona on January 4, 1989, for the primary purpose of developing and marketing a family of biomedical technologies for use in early diagnosis of disease and other medical anomalies.

Due to lack of funds, our Company was required to discontinue its business operations in late 1992.

Effective August 10, 1993, and pursuant to a Reorganization Agreement (the “AFC Plan”) between our Company, A.F.C. Entertainment, Inc., a corporation organized under The Companies Act of Barbados (“AFC”), and Berliner Holdings Limited, a corporation formed pursuant to The International Companies Act, 1982, of St. Vincent and The Grenadines (“Berliner Holdings”), which was the beneficial owner of 100% of the issued and outstanding shares of common stock of AFC, our Company acquired all of the issued and outstanding shares of common stock of AFC, and changed its name to “TC X Calibur, Inc.”

For information concerning the business done and intended to be done and the proposed plan of operation of our Company following the completion of the AFC Plan, reference is made to the 8-K Current Report of our Company dated August 10, 1993, a copy of which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Part III, Item 13.

Effective December 31, 1993, the Registrant acquired all of the outstanding common stock of Film Opticals Investments, Limited, a corporation organized under the laws of the Province of Ontario, Canada (“Film Opticals”). See the 8-K Current Report of our Company dated December 31, 1993, a copy of which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Part III, Item 13.

In 1993, our Company’s subsidiary, Film Opticals of Canada Limited (“Film Opticals”), had a dispute with a creditor pursuant to a secured promissory note. Because management disagreed with the creditor, our Company sought court protection by filing a Notice of Intention to Make a Proposal pursuant to Subsection 50.4(1) of the Bankruptcy and Insolvency Act of Canada. A trustee was appointed to oversee our Company’s financial management, in the Ontario Justice Court, General Division, case No. B163/94, and our Company continued its operations pending a resolution of the matter.

Our Company’s proposal under the Notice of Intention to Make a Proposal were ultimately accepted by the court on April 25, 2000. Our Company received notification from the trustee certifying full performance of the proposal. A copy of the Certificate of Full Performance of Proposal is attached hereto and incorporated herein by this reference. See Item 13. For additional information, please see our Company’s 8-K Current Report dated May 5, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by this reference. See Part III, Item 13.

Effective March 21, 2001, pursuant to resolutions adopted by the Board of Directors and a Majority of the Stockholder’s, our Company filed a Certificate of Amendment to its Articles of Incorporation, whereby, the 5,480,001 outstanding shares of the Corporation were reverse split on a basis of 1 for 20, while retaining the authorized shares at 50,000,000 and the par value at $0.001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Corporation, and with all fractional shares being rounded up to the nearest whole share, provided, however, that no stockholder, computed on a per stock certificate of record basis, currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; provided, that all fractional shares shall be rounded up to the nearest whole share, and that these shares shall be provided by our Company. A copy of the Certificate of Amendment to its Articles of Incorporation has been previously filed with the Securities and Exchange Commission, and is incorporated herein by this reference. See Part III, Item 13.

On or about December 28, 2004, pursuant to resolutions adopted by the Board of Directors and approved by a majority of our Company’s shareholders at a Special Meeting of our Company’s Shareholders, our Company entered into an Asset Purchase Agreement pursuant to which our Company sold substantially all of its assets by the conveyance of our wholly-owned subsidiary, Film Opticals Investments Limited, a corporation organized under the Province of Ontario, Canada (“Film Opticals”), and our film library (“Film Library”), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada, and a wholly-owned subsidiary of Berliner Holdings, Inc.(“Berliner”). Berliner is owned by our President, Claus Voellmecke. As consideration of the purchase, Berliner agreed to cancel 500,000 shares of our common stock that it owned and agreed, together with New Film Opticals, assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them. For additional information, please see our Company’s Report’s on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part III, Item 13.

In addition to the above mentioned sale by our Company of Film Opticals, on or about December 28, 2004 and pursuant to resolutions adopted by the Board of Directors and approved by a majority of our Company’s shareholders at a Special Meeting of our Company’s Shareholders, our Company amended its Articles of Incorporation to change our capitalization to add a class of preferred stock, and gave our Board of Directors authority to effect recapitalizations and/or name changes without further stockholder approval. For additional information, please see our Company’s Report’s on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part III, Item 13.

On or about September 15, 2005, voting securities of our Company were sold to Jenson Services, Inc., Duane S. Jenson, Travis T. Jenson, and Thomas J. Howells, thus transferring control of our Company to those mentioned. For additional information, please see our Company’s Report’s on Form 8-K and 8-K/A which have been previously filed with the Securities and Exchange Commission on or about September 21, 2005, copies of which are incorporated herein by this reference. See Part III, Item 13.

Public Offering

Commencing on or about December 5, 1990, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission and a Prospectus dated as of such date, our Company offered and sold Units consisting of common stock and warrants, closing the offering on January 31, 1999, all unexercised warrants have expired. For further information regarding this public offering, reference is made to the Registration Statement of our Company and the Prospectus, copies of which have been previously been filed with the Securities and Exchange Commission, and are incorporated herein by this reference. See Part III, Item 13.

Business

On or about December 28, 2004, pursuant to resolutions adopted by the Board of Directors and approved by a majority of our Company’s shareholders at a Special Meeting of our Company’s Shareholders, our Company entered into an Asset Purchase Agreement pursuant to which our Company sold substantially all of its assets by the conveyance of our wholly-owned subsidiary, Film Opticals Investments Limited, a corporation organized under the Province of Ontario, Canada (“Film Opticals”), and our film library (“Film Library”), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada, and a wholly-owned subsidiary of Berliner Holdings, Inc.(“Berliner”). As consideration of the purchase, Berliner agreed to cancel 500,000 shares of our common stock that it owned and agreed, together with New Film Opticals, assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them. For additional information, please see our Company’s Report’s on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy

Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part III, Item 13.

We are currently seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. Our Company’s plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries.

Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity’s management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading “Business Experience,” Part III, Item 9.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company’s common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our Company’s present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets; No Source of Revenue

Our Company has no assets and has had no profitable operations during the period covered by this Annual Report. Nor will our Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. Our Company can provide no assurance that any acquired business will produce any material revenues for our Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

Our Company May Be Deemed to Be a “Blank Check” Company Until We Adopt a Business Plan

The limited business operations of our Company, as now contemplated, involve those of a “blank check” company. The only activities to be conducted by our Company include maintaining our good standing in the State of Nevada, maintaining our reporting requirements with the Securities and Exchange Commission and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Discretionary Use of Proceeds; “Blank Check” Company

Because our Company is not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company may be deemed to be a “blank check” company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

Our Company Will Seek Out Business Opportunities

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; our Company may also advertise our availability as a vehicle to bring a company to the public market through a “reverse” reorganization or merger.

Absence of Substantive Disclosure Relating to Prospective Acquisitions

Because our Company has not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision whether to invest in our Company. Potential investors would have access to significantly more information if our Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. Our Company can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks

To date, our Company has not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which our Company may acquire. To the extent that our Company may acquire a business in a high risk industry, our Company will become subject to those risks. Similarly, if our Company acquires a financially unstable business or a business that is in the early stages of development, our Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor’s ‘Going Concern’ Opinion

The Independent Auditor’s Report issued in connection with the audited financial statements of our Company for the calendar years ended December 31, 2005, 2004, 2003, 2002 and 2001, expresses “substantial doubt about its ability to continue as a going concern,” due to our Company’s status as a blank check and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

Losses Associated With Startup

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on “Blank Check” Companies

Federal Restrictions

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholder fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

* The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

* Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

* Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

* These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

* An acquisition candidate may demand that any outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation.

* Finder’s and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

State Restrictions

A total of 36 states prohibit or substantially restrict the registration and sale of “blank check” companies within their borders. Additionally, 36 states use “merit review powers” to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. Our Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while our Company has no substantive business operations and is deemed to a “blank check” Company, these legal restrictions may have a material adverse impact on our Company’s ability to raise capital because potential purchasers of our Company’s securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of our Company’s common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of “blank check” or “blind pool” companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies. Because our Company does not intend to make any offering of our securities in the foreseeable future, management does not believe that any state restriction on “blank check” offerings will have any effect on our Company.

In most jurisdictions, “blank check” and “blind pool” companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states’ securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a “blank check” or “blind pool” company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our Company’s ability to register, offer and sell and/or to develop a secondary market for shares of our Company’s common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if our Company acquires a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company

Members of our Company’s management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote approximately one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

Market Information

Although the Company’s common stock is quoted on the OTC Bulletin Board of the National association of Securities Dealers, Inc. (the “NASD”) under the trading symbol (“TCXC”), there is currently no established trading market for such shares, and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

Risks of “Penny Stock.”

Our Company’s common stock may be deemed to be “penny stock” as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company’s common stock to resell their shares to third parties or to otherwise dispose of them.

There is currently no “established public market” for the Company’s common stock. Our Company trading symbol is “TCXC” on the OTC Bulletin Board of the NASD. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board of the NASD.

Principal Products or Services and their Markets

None; Not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions

Management believes that there are literally thousands of “blank check” companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; Not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts

None; Not applicable.

Need for any Governmental Approval of Principal Products of Services

Because our Company currently produces no products or services, we are not presently subject to any governmental regulation in this regard. However, in the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for “blank check” companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

If we are acquired by a non-”reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-”reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Employees

None; not applicable.

Item 2. Description of Property

The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of a shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada and timely filing its reports with the Securities and Exchange Commission. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the stockholders of our Company was held on December 28, 2004, at the hour of 11:00 o’clock a.m., Local Time, at 365 Evans Avenue, Suite 302, Toronto, Ontario, Canada, pursuant to a Notice of Special Meeting of Stockholders.

Present in person or by proxy were 2,437,506 shares of common voting stock of the 2,713,623 shares issued and outstanding. Present at the meeting was Claus Voellmecke, President and a Director of our Company.

Mr. Voellmecke stated that the meeting was qualified to proceed with the business for which it had been called.

Mr. Voellmecke advised that the Board of Directors had unanimously resolved to adopt Proposals One and Two as outlined in the Proxy Statement, subject to the affirmative vote of persons owning a majority of the outstanding voting securities at this Meeting. Berliner Holdings Limited (“Berliner”), the related party acquiring Film Opticals and our Film Library, which is owned by Mr. Voellmecke, owns 1,823,592 shares of our outstanding voting securities, and Mr. Voellmecke owns 235,000 shares of our outstanding voting securities; accordingly, Mr. Voellmecke is the beneficial owner of 2,058,592 shares or approximately 75.9% of our outstanding voting securities. Mr. Voellmecke voted his securities with the majority of the vote of stockholders at the Meeting for Proposal One, and for Proposal Two.

On motions duly made, seconded and unanimously approved, the discussion was closed and the following resolutions were adopted and ratified by all shares represented at the meeting:

RESOLVED, that our Company enter into an Asset Purchase Agreement pursuant to which we will sell substantially all of our assets by the conveyance of our wholly-owned subsidiary, Film Opticals Investments Limited, a corporation organized under the Province of Ontario, Canada (“Film Opticals”), and our film library (“Film Library”), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada, and a wholly-owned subsidiary of Berliner; and

FURTHER, RESOLVED, as consideration of the purchase, Berliner will cancel 500,000 shares of our common stock that it currently owns and will, together with New Film Opticals, assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them; and

FURTHER, RESOLVED, that we will file amendments to our Articles of Incorporation that will allow us to issue a class of preferred stock, and, will allow our Board of Directors to effect certain re-capitalizations in the form of pro rata forward or reverse stock splits and to change our corporate name in certain instances without stockholder approval.

There being no further business to come before the meeting and a motion that the meeting be adjourned having been duly made, seconded and unanimously carried, the meeting was adjourned. For additional information, please see our Company’s Report’s on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part III, Item 13.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Equity Compensation Plans

On or about April 1, 2004, certain Consulting Agreement’s were executed between our Company and Jenson Services, Inc., a Utah corporation (“Jenson”); and Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, Jenson’s principals and/or employees or consultants, and Leonard W. Burningham, Esq., its legal counsel and Claus Voellmecke, President and Director of our Company and Michael S. Smith, Secretary, Treasurer and Director of our Company, (collectively the “Consultants”), who have been and will be rendering services to our Company. Our Company agreed to issue the Consultants an aggregate of 300,000 shares of “unregistered” and “restricted” common voting stock, pursuant to Rule 701 of the Securities and Exchange Commission. These shares have been previously issued by our Company to the Consultants for the services provided.

The Consultants were engaged by our Company to render services, respecting, among other services, management of the current business operations of our Company and advice regarding the structure and acquisition by our Company of certain property and assets. The Consulting Agreement’s remained in full force and effect for 365 days from the date of execution and expired on or about April 1, 2005.

Market Information

There is currently no “established public market” for shares of common stock of the Company. Although our Company’s common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”), under the trading symbol (“TCXC”), management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained. For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption “Recent Sales of Unregistered Securities,” of this Item, below. Also see the caption “Restrictions on Sales of Certain Restricted Securities” for a discussion on shares subject to a registration agreement.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The bid prices for the shares of common stock of our Company for the 2004 and 2005 quarterly periods are as follows:

	Closing Bid
2004	High	Low
January 2 – March 31.25		.25
April 1 – June 30.32		.25
July 1 – September 30.32		.30
October 1 – December 31.30		.30
2005
January 3 – March 31.30		.30
April 1 – June 30.30		.28
July 1 – September 30.28		.28
October 3 – December 30.30		.28

These prices were obtained from the National Quotation Bureau, Inc. (“NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

The number of record holders of our Company’s common stock as of the date of this Report is approximately 148.

Dividends

Our Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of our Company cannot be ascertained with any certainty, and if and until our Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our Company’s ability to pay dividends on our securities.

Equity Compensation Plan Information

Our Company does not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Sales of Restricted Securities

On or about February 25, 2004, pursuant to unanimous consent of the Board of Directors of the Company, in accordance with the Nevada Revised Statutes and the By-Laws of the corporation, the company took the following actions:

WHEREAS, the Company deemed it to be in its best interest to issue Jenson Services, Inc. (“Jenson Services” or “Jenson”), Leonard W. Burningham, Esq. (“Burningham”) and Berliner Holdings Ltd. (“Berliner”) shares of “unregistered” and “restricted” capital stock of the Company as payment for monies currently owed to Jenson, Burningham and Berliner by the Company; and

RESOLVED, that the Company value the shares to be issued at $.25 per share, USD, based upon the current bid price of the Company’s common stock, as quoted on the Over the Counter Bulletin Board (OTC-BB); and

RESOLVED, that in order to compensate Jenson Services for $67,272 of expenses incurred by the Company and settled by Jenson, the Company issue two hundred sixty nine thousand eighty eight (269,088) shares of

“unregistered” and “restricted” common stock, $0.001 par value, of the Company in full satisfaction of payment of said amount; and

RESOLVED, that in order to compensate Burningham for legal services provided to the Company of $9,784.08, the Company issue to Burningham thirty nine thousand one hundred thirty six (39,136) shares of “unregistered” and “restricted” common stock, $0,001 par value, of the Company in full satisfaction of payment of said amount; and

RESOLVED, that in order to compensate Berliner Holdings Ltd. for a Note Payable of $455,898, the Company issue to Berliner one million eight hundred twenty three thousand five hundred ninety two (1,823,592) shares of “unregistered” and “restricted” common stock, $0.01 par value, of the Company in full satisfaction of payment of said amount; and

FURTHER RESOLVED, that the shares issued to Jenson, Burningham, and Berliner shall be validly issued, fully paid and non-assessable.

For additional information regarding the sale of “unregistered” and “restricted” securities, please see Part II, Item 5 “Equity Compensation Plans”.

*See Part II, Item 10 and 11 for information regarding executive compensation and stock ownership.

Restrictions on Sales of Certain “Restricted Securities”

Generally, “restricted securities” can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the “current public information” requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in “broker’s transactions” only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an “affiliate” of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All “restricted securities” of the Company have been held for in excess of one year.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2005, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i)consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our Company’s only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to our Company than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the period covered by this Annual Report.

At December 31, 2005, the Company’s had no assets. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

Our Company generated a net loss of $(32,564) for the year ended December 31, 2005, and a net income of $222,655 for the year ended December 31, 2004, which was a result of the sale of our wholly owned subsidiary, Film Opticals Investments Limited. For the year ended December 31, 2004, our Company also had an unrealized gain on foreign currency translation of $46,588. Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

Liquidity

The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During calendar 2005, expenses were paid by a principal stockholder in the amount of $14,241, and during calendar 2004, additional expenses by a principal stockholder totaled $17,208. The aggregate amount of $31,449 outstanding as of December 31, 2005, is unsecured and is due on demand. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7. Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TC X Calibur, Inc. [a development stage company]

We have audited the accompanying balance sheet of TC X Calibur, Inc. [a development stage company] as of December 31, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004, and for the period from Reactivation [January 1, 2005] through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC X Calibur, Inc. [a development stage company] as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 and for the period from Reactivation through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

February 14, 2006

TC X CALIBUR, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2005

ASSETS

Total Assets	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$—
Payable to related parties – Note 4	31,449
Total Current Liabilities	31,449
Total Liabilities	31,449

Stockholders’ Equity (Deficit) – Note 8
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—
Common stock--50,000,000 shares authorized,
$.001 par value; 2,213,623 shares issued and outstanding	2,214
Additional Paid-In Capital	612,786
Accumulated Deficit	(613,885)
Deficit Accumulated During Period from Reactivation [1/1/05]	(32,564)
Total Stockholders’ Equity (Deficit)	(31,449)
Total Liabilities and Stockholders’ Equity (Deficit)	$—

[See Accompanying Notes to the Financial Statements]

TC X CALIBUR, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2005 and 2004, and for the Period from

Reactivation (January 1, 2005) through December 31, 2005

			From
			reactivation
			(01/01/05)
			through
	12/31/05	12/31/04	12/31/2005

Revenues	$—	$—	$—
General and Administrative Expenses	32,564	73,886	32,564
Net Income (loss) from operations before taxes	(32,564)	(73,886)	(32,564)
Provision for Income Taxes - Note 1 & 3	—	—	—
Net Loss From Continuing Operations	(32,564)	(73,886)	(32,564)

Discontinued Operations - Note 6
Gain on Disposal of Subsidiary	—	311,249	—
Loss from Discontinued Operations	—	(14,708)	—
Net Loss from discontinued operations	—	296,541	—
Net Income (Loss)	$(32,564)	$222,655	$(32,564)

Other Comprehensive Income
Unrealized gain (loss) on foreign
currency translation (net of Tax)	—	46,588	—

Total Comprehensive Income (Loss)	$(32,564)	$269,243	$(32,564)

Income (Loss) Per Share from continuing operations	$(0.01)	$(0.03)	$(0.01)
Income (Loss) Per Share from discontinued operations	$—	$0.13	$—
Net Income (Loss) Per Share	$(0.01)	$0.10	$(0.01)
Weighted Average Shares Outstanding	2,213,623	2,308,468	2,213,623

[See Accompanying Notes to the Financial Statements]

TC X CALIBUR, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2005 and 2004, and for the Period from

Reactivation (January 1, 2005) through December 31, 2005

						Accumulated
			Additional		Accumulated	Foreign	Net
	Number of	Common	Paid-In	Accumulated	Deficit during	Currency	Stockholders’
	Shares	Stock	Capital	Deficit	Reactivation	Adjustment	Equity (Deficit)

Balance, December 31, 2003	281,807	$282	$6,764	$(836,540)	$0	$(46,588)0	$(876,082)

On February 25, 2004,
2,131,816 shares of stock were
issued at $.25 per share for settlement
of Company debt.	2,131,816	2,132	530,822				532,954

On April 1, 2004,
300,000 shares of stock were issued
at $.25 per share for consulting services.	300,000	300	74,700				75,000

On December 28, 2004,
500,000 shares of stock were cancelled
for transfer of ownership of substantially
all the assets of the Companies
subsidiary Note 6.	(500,000)	(500)	500			46,588	46,588

Net income for the year ended
December 31, 2004				222,655			222,655

Balance, December 31, 2004	2,213,623	$2,214	$612,786	$(613,885)	$0	$0	$1,115

Net loss for the year ended
December 31, 2005					(32,564)		(32,564)

Balance, December 31, 2005	2,213,623	$2,214	$612,786	$(613,885)	$(32,564)	$0	$(31,449)

[See Accompanying Notes to the Financial Statements]

TC X CALIBUR, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004, and for the Period from

Reactivation (January 1, 2005) through December 31, 2005

			From
			reactivation
			(01/01/05)
			through
	12/31/05	12/31/04	12/31/05
Cash Flows From Operating Activities
Net income (loss)	$(32,564)	$222,655	$(32,564)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Gain on the Disposal of Subsidiary		(296,540)
Issued Stock for Services	18,750	56,250	18,750

Increase (decrease) in:
Accounts payable	(427)	427	(427)
Payables to related parties	14,241	17,208	14,241

Net Cash From Operating Activities for Continuing Operations	—	—	—
Net Cash From Operating Activities for Discontinued Operations	—	—	—

Cash Flows from Investing Activities	—	—	—
Net Cash From Financing Activities for Continuing Operations	—	—	—
Net Cash From Financing Activities for Discontinued Operations	—	—	—
Effect of Exchange Rate on cash and cash Equivalents	—	—	—
Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Cash paid during year for interest	$—	$10,823	$—
Cash paid during year for income taxes	$—	$—	$—
Issued Stock for Debt	$—	$532,954	$—
Issued Stock for Service Contracts	$18,750	$18,750	$18,750

[See Accompanying Notes to the Financial Statements]

TC X CALIBUR, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2005

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

TC X Calibur, Inc. (“the Company”) was incorporated in Nevada in October, 1988, under the name Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating capital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. (“A.F.C.”), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Optical Investments Limited, a corporation organized in the Province of Ontario, Canada (“Film Opticals”) in exchange for 480,000 of its common shares. Since the acquisition of Film Opticals, the Company has been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remains intact, but funding constraints curtailed the Company’s ability to develop and market this business. Because of these constraints the board of directors elected on December 8, 2004 to sell Film Opticals (see Note 6). The company is currently considering new business opportunities for its planned principle operations.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its prior wholly-owned subsidiary, Film Opticals Investments Limited. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

(b) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2005 is $0 due to a valuation allowance established (see Note 3).

(c) Net Income (Loss) Per Common Share

In accordance with Financial Accounting Standards No. 128, Earnings Per Share, basic income or loss per common share is computed using the weighted average number of common shares outstanding.

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash and cash equivalents as deposits in commercial banks. The Company had $0 cash at December 31, 2005.

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

(f) Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line and declining balance methods over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $0 and $11,647 for the years ended December 31, 2005 and 2004, respectively. The Company had no assets or equipment during the year ended 2005. See Note 6.

(g) Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.” SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as products or projects are delivered or services are provided to customers. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Revenue collected in advance is recorded as a liability until the earnings process is complete.

(h) Foreign Currency Translation

For the year ended 2005, no foreign currency transaction was required due to the divesture of foreign operations of the year 2004. During 2004, foreign currency exchange transactions and translation are accounted for pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The functional currency of the operating entity, Film Opticals, was the Canadian Dollar. All numbers in these financial statements have been converted to U.S. dollars, unless specifically stated otherwise.

(i) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the years ended December 31, 2005 and 2004.

(j) Impact of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statements of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In December 2005 the SEC’s advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning the first interim period after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

NOTE 2 LIQUIDITY/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has accumulated losses over the years amounting to $646,449, and has disposed of its operating subsidiary (see Note 6). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as presently organized. Resolution of these issues is dependent on the success of management’s plans to raise funds through the sale of its equity securities or the Company may also seek a merger with a well capitalized partner to develop its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 INCOME TAXES

No provision has been made for income taxes in the financial statements because the Company has incurred net operating losses to be carried forward and is incorporated in the State of Nevada, which does not levy a Corporate Income Tax. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2005 are summarized below.

Deferred Tax Asset	Balance	Tax	Rate
Loss carry forward (expires through 2025)	$644,404	$ 219,097	34%
Valuation Allowance		$(219,097)
Deferred Tax Asset		$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The valuation allowance has increased $11,078, from $208,019, as of December 31, 2005.

A reconciliation of the current tax provision is as follows:

Expected provision (taxes on income before tax)	-15%
Effects of:
Increase in valuation allowance, and other	15%
Total actual provision	0%

NOTE 4 RELATED PARTY TRANSACTIONS

The Company has had expenses paid on its behalf by a shareholder in the amount of $67,272. This liability was relieved through the issuance of common stock on February 25, 2004 (see Note 8). During 2004 a new related party loan was created for $17,208 of expenses paid by another shareholder on behalf of the Company in 2004. Additional expenses of $14,241 were paid through 2005. The Company has recorded an additional liability for this amount which is payable on demand, non-interest bearing and unsecured.

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

NOTE 6 DISPOSAL OF COMPANY ASSETS

On December 28, 2004 the Company entered into an Asset Purchase Agreement with Berliner Holdings Limited. The sale was completed and all of the Company’s rights and title in the Company’s equipment and the “Film Library” were conveyed to Berliner Holdings Company (Berliner). In return Berliner cancelled 500,000 shares of common stock that it held in the Company and assumed, paid and/or compromised all of the Company’s outstanding claims or liabilities related to Film Optical, a wholly-owned subsidiary of the Company. The Company has elected to discontinue operation of this business segment. Revenues included in “Loss from Discontinued Operations” for 2004 are $189,091. Pretax income/(loss) included in “Loss from Discontinued Operations” for 2004 are ($14,708).

NOTE 7 OFFICE LEASE

The Company offices for 2005 were those of a majority shareholder, Duane S. Jenson, and are provided at no cost. The shareholder incurs no incremental costs in providing this office space to the Company. Total rent and lease expenses for 2004 were $29,401 and $3,983, respectively. All prior leases have been transferred with the disposal of Film Opticals.

NOTE 8 COMMON STOCK

On February 25, 2004, the Company authorized the issuance of “unregistered” and “restricted” shares of common stock in settlement of Company debt. The shares were valued at $0.25 per share in the following manner:

Shares	Value	Recipient	Description
269,088	$ 67,272	Shareholder	Advance Reimbursement
39,136	9,784	Creditor	Professional fees payables
1,823,592	455,898	Shareholder/Consultant	Consulting fees payable
2,131,816	$ 532,954	Total

On April 1, 2004, the Company authorized the issuance of 300,000 “unregistered” and “restricted” shares of common stock as compensation for consulting services to be provided to the Company by six individuals. The shares were valued at $ .25 per share, which approximates fair market value. The services were performed over a one year period. As of December 31, 2004, the Company recorded prepaid consulting related to the contracts of $18,750, which was subsequently fully amortized by March 31, 2005. No other shares were authorized for issuance.

NOTE 9 NOTE PAYABLE

There are no notes currently payable by the Company.

The Company had a note based on a judgment payable to an investment company with interest at Canadian prime plus 2%, currently 6.5% (prime is 4.5%), due in monthly installments of CA$1,500 including interest, through December 2004, at which time the entire unpaid principal was due and payable. This note has been assumed by Berliner (see Note 6).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8(a). Controls and Procedures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company files reports under Section 15(d) of the Securities and Exchange Act of 1934, as amended; therefore, no such reports are required to be filed.

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of our Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Travis T. Jenson	President &	09/15/05	*
Director
Thomas J. Howells	Secretary, Treasurer &	09/15/05	*
Director
Harold T. Jenson	Director	09/15/05	*

Claus Voellmecke	President &	10/01	09/15/05
Director
Michael S. Smith	Secretary, Treasurer	08/93	09/15/05
Director

* These persons presently serve in the capacities indicated.

Business Experience

Travis T. Jenson, President and director, is 33 years old. Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and financial consulting firm.

Harold T Jenson, director, is 36 years old. Mr. Jenson is a graduate of Montana State University, in Billings, Montana. Mr. Jenson is the owner/operator of HJJ Construction, LLC, a Utah limited liability corporation which specializes in the construction of custom homes along the Wasatch Front and in Park City and Deer Valley, Utah.

Thomas J. Howells, Secretary/Treasurer and a director is 33 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a bachelor’s degree in Business in 1995 and Master of Business Administration in 2004. Mr. Howells has been an employee of Jenson Services, Inc., a Utah Corporation since 1995.

Committees

There are no established committees. Our Company does not currently have a financial expert serving on an audit committee as one does not currently exist because there are currently no material operations.

Significant Employees

Our Company has no employees who are not executive officers, but who are expected to make a significant contribution to our Company’s business.

Family Relationships

Travis T. and Harold T. Jenson are cousins. Additionally, Travis T. Jenson is the son and Harold T. Jenson is the nephew of Duane S. Jenson, a majority shareholder of the Company. Other than the aforementioned, there are no family relationships between any current directors or executive officers of our Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of our Company:

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

Code of Ethics

On or about March 16, 2006, our Company adopted a Code of Ethics for our executive officers, a copy of which is attached as an Exhibit to this filing; please see Part III, Item 13.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Years or Periods Ended	$ Salary	$ Bonus	Other Annual Compen-sation	Restricted Stock Awards $	Option/ SAR’s	LTIP Payouts $	All Other Compen-sations $
Travis T. Jenson	12/31/05	0	0	0	0	0	0	0
President,
Director

Thomas J. Howells	12/31/05	0	0	0	0	0	0	0
Secretary, Treasurer,
Director

Harold T. Jenson	12/31/05	0	0	0	0	0	0	0
Director

Claus Voellmecke	12/31/05	0	0	0	32,500	0	0	0
President,	12/31/04	0	0	0	97,500	0	0	0
Director	12/31/03	0	0	0	0	0	0	0
	12/31/02	0	0	0	0	0	0	0

Michael Smith	12/31/05	0	0	0	5,000	0	0	0
Secretary, Treasurer	12/31/04	0	0	0	15,000	0	0	0
Director	12/31/03	60,000*	0	0	0	0	0	0
	12/31/02	60,000*	0	0	0	0	0	0
	12/31/01	60,000*	0	0	0	0	0	0

*All cash compensation paid as salaries to the officers and directors of our Company were paid by our Company’s sole operating entity, Film Opticals of Canada Limited, for services performed by the above mentioned individuals to Film Opticals of Canada Limited.

Compensation of Directors

There are no standard arrangements pursuant to which our Company’s directors are compensated for any services provided as director. No additional amounts are payable to our Company’s directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Michael S. Smith signed a five year employment contract with our Company in 8-93. This contracts was renewed in 8-98 with five a year extension. The employment contract between the Company and Michael Smith was not renewed upon its expiration in 8-2003. See Item 10, Part II, Executive Compensation, for information regarding compensation of our Company’s Officers and Directors.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our Company, with respect to any director or executive officer of our Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with our Company or any subsidiary, any change in control of our Company, or a change in the person’s responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

The following table sets forth the share holdings of those persons who own more than ten percent of our Company’s common stock as of the date hereof:

	Number of Shares	Percentage
Name and Address	Beneficially Owned	of Class
Jenson Services*	646,698	29%
4685 Highland Drive, Suite 202
Salt Lake City, UT 84117

Duane S. Jenson*	178,377	8%
8842 Highfield Rd.
Park City, UT 84098

Travis T. Jenson	545,063	25%
9103 Jeremy Ranch Rd.
Park City, UT 84117

Thomas J. Howells	301,814	13%
9706 Ruskin Circle
Sandy, UT 84092

Total	1,671,952	75%

* Mr. Duane S. Jenson may be deemed beneficial owner of these shares due to his relationship with Jenson Services, Inc. Mr. Jenson is CEO and owner of Jenson Services, Inc.

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of the date hereof:

	Number of Shares	Percentage
Name	Beneficially Owned	of Class
Travis T. Jenson	545,063	25%
8842 Highfield Rd.
Park City, UT 84098

Thomas J. Howells	301,814	13%
9706 South Ruskin Circle
Sandy, UT 84092

Harold T. Jenson	0	0%
848 E Hudson Ave.
Salt Lake City, UT 84106

Total Officers & Directors	846,877	38%

Changes in Control

There are no additional present arrangements or pledges of our Company’s securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions

Transactions with Management and Others

For a description of transactions between members of management, five percent stockholders, “affiliates”, promoters and finders, see the caption “Sales of Restricted Securities” of Part II Item 5.

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

On or about December 28, 2004, pursuant to resolutions adopted by the Board of Directors and approved by a majority of our Company’s shareholders at a Special Meeting of our Company’s Shareholders, our Company entered into an Asset Purchase Agreement pursuant to which our Company sold substantially all of its assets by the conveyance of our wholly-owned subsidiary, Film Opticals Investments Limited, a corporation organized under the Province of Ontario, Canada (“Film Opticals”), and our film library (“Film Library”), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada, and a wholly-owned subsidiary of Berliner Holdings, Inc.(“Berliner”). As consideration of the purchase, Berliner agreed to cancel 500,000 shares of our common stock that it owned and agreed, together with New Film Opticals, assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them. For additional information, please see our Company’s Report’s on Form 8-K, 8-K/A-1 and 8-K/A-2 which have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part III, Item 13.

Certain Business Relationships

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K

Reports on Form 8-K

Form 8-K/A2 Current Report as filed on or about January 4, 2005, concerning the sale of substantially all the assets of our Company.

Form 8-K Current Report as filed on or about September 21, 2005, concerning the sale and purchase of voting securities of our Company.

Form 8-K/A1 Current Report as filed on or about September 22, 2005, concerning the sale and purchase of voting securities of our Company.

Documents Incorporated by Reference

Form S-18 Registration Statement as filed with the Securities and Exchange Commission on or about December 3, 1990, as described in Item I, Part I above.*

Form 8-K Current Report as filed on or about May 17, 1991, for information relating to the Company’s acquisition of Sentinel Diagnostics, as described in Item I, Part I, above.*

Form 8-K Current Report as filed on or about August 19, 1993, for information concerning the business done and intended to be done and the proposed plan of operation of the Company following the completion of the AFC Plan, as described in Item I, Part I, above.*

Form 8-K Current Report, as filed on or about December 31, 1993, for information concerning the acquisition of Film Opticals Investments Limited, and subsidiaries, as described in Item I, Part I, above.*

Form 8-K as filed on May 9, 2000, for information relating to the Company’s court protection, change in the Company’s auditors, and other matters, as described in Item I, Part I and Item 8, Part II, above.*

Certificate of Amendment to the Articles of Incorporation, as filed with the Securities and Exchange Commission on or about March 29, 2001, as described in Item I, Part I above.*

Form 8-K Current Report as filed on or about December 8, 2004, which included a copy of the Company’s Proxy Statement which was mailed to the Company’s shareholder on or about December 8, 2004, as described in Item I, Part I, Part II, Item 5 and Part II, Item 12.*

Form 8-K/A1 Current Report as filed on or about December 9, 2004 which included a copy of the Company’s Proxy Statement which was mailed to the Company’s shareholder on or about December 8, 2004., as described in Item I,

Part I, Part II, Item 5 and part III, Item 12.*

Form 8-K/A2 Current Report as filed on or about January 4, 2005, concerning the sale of substantially all the assets of our Company.

Form 8-K Current Report as filed on or about September 21, 2005, concerning the sale and purchase of voting securities of our Company.

Form 8-K/A1 Current Report as filed on or about September 22, 2005, concerning the sale and purchase of voting securities of our Company.

*Summaries of all exhibits contained in this Report are modified in their entirety by reference to these Exhibits.

Exhibits

EX 31.1 Certification of Travis T. Jenson, our Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Thomas J. Howells, our Company’s Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Travis T. Jenson and Thomas J. Howells pursuant to section 906 of the Sarbanes-Oxley Act of 2002

EX 99.P Code of Ethics., which was adopted by the Company on or about March 16, 2006

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to our Company by its principal accountants during the fiscal years ended December 31, 2005 and 2004:

Fee Category		2005	2004
Audit Fees		$8,516	$15,038
Audit-related Fees		$4,025	$7,615
Tax Fees	$		$275
All Other Fees	$		$0
Total Fees		$12,541	$22,927

Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of our Company’s annual financial statements and review of the financial statements included in our Company’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our Company’s financial statements and are not reported under “Audit fees.”

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

Our Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, our Company does not require approval in advance of the performance of professional services to be provided to our Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, our Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC X CALIBUR, INC.

Date:	03/23/06	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

In accordance with the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:

TC X CALIBUR, INC.

Date:	03/23/06	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	03/23/06	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary, Treasurer and Director