Form 10QSB
period 2006-03-31
TC X CALIBUR INC
filed 2006-05-12
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 33-29139

TC X CALIBUR, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0474017
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Issuer’s Telephone Number)

365 Evans Avenue, Suite 302

Toronto, Ontario Canada M8Z 1K2

(Former Name or Former Address, if changed since last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 10, 2006 - 2,213,623 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

March 31, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TC X CALIBUR, INC.

(A Development Stage Company)

BALANCE SHEETS

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005

ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$1,865	$—
Payable to related parties	33,506	31,449
Total Current Liabilities	35,371	31,449
Total Liabilities	35,371	31,449

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 2,213,623 shares issued and outstanding	2,214	2,214
Additional Paid-In Capital	612,786	612,786
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Period from Reactivation [1/1/05]	(36,486)	(32,564)
Total Stockholders’ Equity (Deficit)	(35,371)	(31,449)
Total Liabilities and Stockholders’ Equity (Deficit)	$—	$—

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended March 31, 2006 and 2005 and

for the Period from Reactivation (January 1, 2005) through March 31, 2006

(Unaudited)

			From
			reactivation
	For the Three Months Ended		(01/01/05)
	March 31,		through
	2006	2005	3/31/2003

Revenues	$—	$—	$—
General and Administrative Expenses	3,922	27,599	36,486
Net Income (loss) from operations before taxes	(3,922)	(27,599)	(36,486)
Provision for Income Taxes	—	—	—
Net Income (Loss)	$(3,922)	$(27,599)	$(36,486)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	2,213,623	2,213,623	2,213,623

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2006 and 2005 and

for the Period from Reactivation (January 1, 2005) through March 31, 2006

(Unaudited)

			From
			reactivation
	For the Three Months Ended		(01/01/05)
	March 31,		through
	2006	2005	03/31/06
Cash Flows From Operating Activities
Net income (loss)	$(3,922)	$(27,599)	$(36,486)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Gain on the Disposal of Subsidiary		—
Issued Stock for Services	—	18,750	18,750

Increase (decrease) in:
Accounts payable	1,865	7,800	1,438
Payables to related parties	2,057	1,049	16,298

Net Cash From Operations	—	—	—

Cash Flows from Investing Activities	—	—	—
Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$18,750	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have significant assets, nor has it established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $33,506 as of March 31, 2006. The unsecured loan bears no interest and is due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Our Company’s plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

As of the filing of this report we have not identified any operations nor are we in discussions with any potential operations.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Company has had no operations during the quarterly period ended March 31, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $3,922 for the March 31, 2006 period compared to $27,599 for the March 31, 2005 period. General and administrative expenses for the three months ended March 31, 2006 were comprised mainly of accounting fees. We had net loss of $3,922 for the March 31, 2006 period compared to a net loss of $27,599 for the March 31, 2005 period.

Liquidity and Capital Resources

Our total assets as of March 31, 2006, were $0, and we have no assets as of the date of this filing. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, TC X Calibur, Inc.’s actual results may vary materially from those anticipated, estimated, projected or intended.

Item 3. Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6.Exhibits.

(a)Exhibits.*

31 302 Certification of Travis T. Jenson

31.1 302 Certification of Thomas J. Howells

32 906 Certification

(b)Reports on Form 8-K.

None; not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC X CALIBUR, INC.

Date:	05/11/06	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	05/11/06	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary, Treasurer and Director