Form 10QSB
period 2006-06-30
TC X CALIBUR INC
filed 2006-08-09
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

None; Not Applicable

(Former Name or Former Address, if changed since last Report)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: August 7, 2006 - 2,213,623 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

June 30, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TC X CALIBUR, INC.

(A Development Stage Company)

BALANCE SHEETS

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$60	$—
Payable to related parties	36,051	31,449
Total Current Liabilities	36,111	31,449
Total Liabilities	36,111	31,449

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 2,213,623 shares issued and outstanding	2,214	2,214
Additional Paid-In Capital	612,786	612,786
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Period from Reactivation [1/1/05]	(37,226)	(32,564)
Total Stockholders’ Equity (Deficit)	(36,111)	(31,449)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended June 30, 2006 and 2005 and

for the Period from Reactivation (January 1, 2005) through June 30, 2006

(Unaudited)

					From
					Reactivation
	For the Three Months Ended		For the Six Months Ended		(01/01/05)
	June 30,		June 30,		Through
	2006	2005	2006	2005	6/30/2006

Revenues	$—	$—	$—	$—	$—
General and Administrative Expenses	740	1,685	4,662	29,284	37,226
Net Income (loss) from operations before taxes	(740)	(1,685)	(4,662)	(29,284)	(37,226)
Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(740)	$(1,685)	$(4,662)	$(29,284)	$(37,226)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	2,213,623	2,213,623	2,213,623	2,213,623	2,213,623

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2006 and 2005 and

for the Period from Reactivation (January 1, 2005) through June 30, 2006

(Unaudited)

			From
			Reactivation
	For the Six Months Ended		(01/01/05)
	June 30,		Through
	2006	2005	06/30/06
Cash Flows From Operating Activities
Net income (loss)	$(4,662)	$(29,284)	$(37,226)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	18,750	18,750

Increase (decrease) in:
Accounts payable	60	(427)	(367)
Payables to related parties	4,602	10,961	18,843

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$18,750	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $36,051 as of June 30, 2006. The unsecured loan bears no interest and is due on demand.

NOTE 4 SUBSEQUENT EVENT

On or about July 18, 2006, subsequent to the period covered by this quarterly report, the Company executed a definitive merger agreement with RE3W Worldwide Limited, a British Virgin Islands company. Pursuant to the terms of the merger agreement, the Company formed a new subsidiary to merge with RE3W (“TCX Acquisition Corp.”). The merger agreement provides for TCX Acquisition Corp. to merge with RE3W, with RE3W as the surviving corporation and constituting a subsidiary of the Company. Additionally, as part of the merger, the holders of common stock and other securities of RE3W will receive common stock or other securities of the Company.

The merger is contingent upon RE3W obtaining a minimum of $8,000,000 from the private sale of Units comprised of Convertible Preferred Stock and Warrants to purchase Common Stock. At the conclusion of the merger, the Company will change its name to RE3W WorldWide Inc. The Board of Directors of RE3W WorldWide Inc. will be composed of designees of RE3W, and RE3W’s management will mange RE3W WorldWide Inc.

The transaction is expected to close in August 2006, subject to the satisfaction of various closing conditions, including the approval of the merger by the holders of a majority of the outstanding RE3W shares, the closing of a private placement of its Units and various other customary conditions. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the merger.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

On or about July 18, 2006, subsequent to the period covered by this quarterly report, the Company executed a definitive merger agreement with RE3W Worldwide Limited, a British Virgin Islands company. Pursuant to the terms of the merger agreement, the Company formed a new subsidiary to merge with RE3W (“TCX Acquisition Corp.”). The merger agreement provides for TCX Acquisition Corp. to merge with RE3W, with RE3W as the surviving corporation and constituting a subsidiary of the Company. Additionally, as part of the merger, the holders of common stock and other securities of RE3W will receive common stock or other securities of the Company.

The merger is contingent upon RE3W obtaining a minimum of $8,000,000 from the private sale of Units comprised of Convertible Preferred Stock and Warrants to purchase Common Stock. At the conclusion of the merger, the Company will change its name to RE3W WorldWide Inc. The Board of Directors of RE3W WorldWide Inc. will be composed of designees of RE3W, and RE3W’s management will mange RE3W WorldWide Inc.

The transaction is expected to close in August 2006, subject to the satisfaction of various closing conditions, including the approval of the merger by the holders of a majority of the outstanding RE3W shares, the closing of a private placement of its Units and various other customary conditions. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the merger.

For additional information, including information regarding the operations of RE3W, please see Part II, Item 6(b) that references the Company’s 8-K Current Report dated July 18, 2006, regarding the execution of the merger agreement.

Other than the aforementioned, our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The Company had no operations during the quarterly period ended June 30, 2006, nor do we have operations as of the date of this filing. In the quarterly period ended June 30, 2006, we had sales of $0, compared to the quarterly period ended June 30, 2005, with sales of $0. General and administrative expenses were $740 for the June 30, 2006, period compared to $1,685 for the June 30, 2005, period. General and administrative expenses for the three months ended June 30, 2006, were comprised mainly of accounting fees. We had net loss of $740 for the June 30, 2006, period compared to a net loss of $1,685 for the June 30, 2005, period.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The Company had no operations during the quarterly period ended June 30, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $4,662 for the June 30, 2006, period compared to $29,284 for the June 30, 2005, period. General and administrative expenses for the six months ended June 30, 2006 were comprised mainly of accounting and legal fees. We had net loss of $4,662 for the June 30, 2006, period compared to a net loss of $29,284 for the June 30, 2005, period.

Liquidity and Capital Resources

Our total assets as of June 30, 2006, were $0, and we have no assets as of the date of this filing. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, estimated, projected or intended.

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On or about July 18, 2006, subsequent to the period covered by this quarterly report, the Company executed a definitive merger agreement with RE3W Worldwide Limited, a British Virgin Islands company. Pursuant to the terms of the merger agreement, the Company formed a new subsidiary to merge with RE3W (“TCX Acquisition Corp.”). The merger agreement provides for TCX Acquisition Corp. to merge with RE3W, with RE3W as the surviving corporation and constituting a subsidiary of the Company. Additionally, as part of the merger, the holders of common stock and other securities of RE3W will receive common stock and other securities of the Company.

The merger is contingent upon RE3W obtaining a minimum of $8,000,000 from the private sale of Units comprised of Convertible Preferred Stock and Warrants to purchase Common Stock. At the conclusion of the merger, the Company will change its name to RE3W WorldWide Inc. The Board of Directors of RE3W WorldWide Inc. will be composed of designees of RE3W, and RE3W’s management will mange RE3W WorldWide Inc.

The transaction is expected to close in August 2006, subject to the satisfaction of various closing conditions, including the approval of the merger by the holders of a majority of the outstanding RE3W shares, the closing of a private placement of its Units and various other customary conditions. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the merger.

For additional information, including information regarding the operations of RE3W, please see Part II, Item 6(b) that references the Company’s 8-K Current Report dated July 18, 2006, regarding the execution of the merger agreement .

Item 6. Exhibits.

(a)Exhibits.*

31 302 Certification of Travis T. Jenson

31.1 302 Certification of Thomas J. Howells

32 906 Certification

(b)Reports on Form 8-K.

On or about July 18, 2006, the Company filed a Current Report on Form 8-K disclosing under Item 7.01 a press release announcing the execution of a definitive merger agreement with RE3W Worldwide Limited, a British Virgin Islands company.

On or about July 20, 2006, the Company filed a Current Report on Form 8-K disclosing the terms of the definitive merger agreement executed between the Company and RE3W Worldwide Limited, a British Virgin Islands company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC X CALIBUR, INC.

Date:	08/07/06	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	08/07/06	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary, Treasurer and Director