Form 10QSB
period 2006-09-30
TC X CALIBUR INC
filed 2006-11-13
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: November 9, 2006 - 2,213,623 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

September 30, 2006

C O N T E N T S

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$12	$—
Payable to related parties	36,791	31,449
Total Current Liabilities	36,803	31,449
Total Liabilities	36,803	31,449

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 2,213,623 shares issued and outstanding	2,214	2,214
Additional Paid-In Capital	612,786	612,786
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Period from Reactivation [1/1/05]	(37,918)	(32,564)
Total Stockholders’ Equity (Deficit)	(36,803)	(31,449)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended September 30, 2006 and 2005 and

for the Period from Reactivation (January 1, 2005) through September 30, 2006

(Unaudited)

	For the	For the	For the	For the	From
	Three Months	Three Months	Nine Months	Nine Months	reactivation
	Ended	Ended	Ended	Ended	(01/01/05)
	September 30,	September 30,	September 30,	September 30,	through
	2006	2005	2006	2005	9/30/2006

Revenues	$—	$—	$—	$—	$—
General and Administrative Expenses	692	1,364	5,354	30,648	37,918
Net Income (loss) before taxes	(692)	(1,364)	(5,354)	(30,648)	(37,918)
Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(692)	$(1,364)	$(5,354)	$(30,648)	$(37,918)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted Average Shares Outstanding	2,213,623	2,213,623	2,213,623	2,213,623	2,213,623

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2006 and 2005 and

for the Period from Reactivation (January 1, 2005) through September 30, 2006

(Unaudited)

	For the	For the	From
	Nine Months	Nine Months	reactivation
	Ended	Ended	(01/01/05)
	September 30,	September 30,	through
	2006	2005	09/30/06
Cash Flows From Operating Activities
Net income (loss)	$(5,354)	$(30,648)	$(37,918)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	18,750	18,750

Increase (decrease) in:
Accounts payable	12	—	(415)
Payables to related parties	5,342	11,898	19,583

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$18,750	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $36,791 as of September 30, 2006. The unsecured loan bears no interest and is due on demand.

NOTE 4 TERMINATION OF MERGER AGREEMENT

On July 18, 2006, TC X Calibur, Inc. (the "Registrant") entered into an Agreement and Plan of Merger ("Merger Agreement") with RE3W Worldwide Limited, a British Virgin Islands company ("RE3W BVI"); a newly-created wholly-owned subsidiary of Registrant, TCX Acquisition Corp. ("Sub"); Jenson Services, Inc.; Duane S. Jenson; Travis T. Jenson; and Thomas J. Howells, each a shareholder of the Registrant.

Effective August 31, 2006, the parties executed and delivered a Termination and Release Agreement whereby the Merger Agreement was mutually terminated and pursuant to which each party agreed to pay his or its own costs and expenses, unless specifically agreed otherwise; and each party compromised and settled any causes of action or claims of any kind each had or may have had against the other under the Merger Agreement or by reason of its termination.

NOTE 5 CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the merger agreement, TCX Acquisition Corp. (a wholly-owned subsidiary of the company) was formed to merge with RE3W. The subsidiary was not dissolved upon termination of the merger agreement, leaving TCX Acquisition Corp. as an existing wholly-owned subsidiary of the company. The subsidiary has no operations, and all intercompany amounts have been eliminated for purposes of the consolidated financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

On July 18, 2006, TC X Calibur, Inc. (the “Company”) entered into an Agreement and Plan of Merger (“Merger Agreement”) with RE3W Worldwide Limited, a British Virgin Islands company (“RE3W BVI”); a newly-created wholly-owned subsidiary of the Company, TCX Acquisition Corp. (“Sub”); Jenson Services, Inc.; Duane S. Jenson; Travis T. Jenson; and Thomas J. Howells, each a shareholder of the Company.

Effective August 31, 2006, the parties executed and delivered a Termination and Release Agreement whereby the Merger Agreement was mutually terminated and pursuant to which each party agreed to pay his or its own costs and expenses, unless specifically agreed otherwise; and each party compromised and settled any causes of action or claims of any kind each had or may have had against the other under the Merger Agreement or by reason of its termination.

For additional information, please see Part II, Item 6(b) that references our 8-K/A Current Report dated July 18, 2006, regarding the execution of the Termination and Release Agreement.

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

As of the filing of this Quarterly Report, we have not identified any operations; nor are we in discussions with any potential operations.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

We had no operations during the quarterly period ended September 30, 2006; nor do we have operations as of the date of this filing. In the quarterly period ended September 30, 2006, we had sales of $0, compared to the quarterly period ended September 30, 2005, with sales of $0. General and administrative expenses were $692 for the September 30, 2006, period compared to $1,364 for the September 30, 2005, period. General and administrative expenses for the three months ended September 30, 2006, were comprised mainly of accounting fees. We had net loss of $692 for the September 30, 2006, period compared to a net loss of $1,364 for the September 30, 2005, period.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

We had no operations during the quarterly period ended September 30, 2006; nor do we have operations as of the date of this filing. General and administrative expenses were $5,354 for the September 30, 2006, period compared to $30,648 for the September 30, 2005, period. General and administrative expenses for the Nine months ended September 30, 2006 were comprised mainly of accounting and legal fees. We had net loss of $5,354 for the September 30, 2006, period compared to a net loss of $30,648 for the September 30, 2005, period.

Liquidity and Capital Resources

Our total assets as of September 30, 2006, were $0, and we have no assets as of the date of this filing. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On July 18, 2006, TC X Calibur, Inc. we entered into an Agreement and Plan of Merger ("Merger Agreement") with RE3W BVI; our Sub; Jenson Services, Inc.; Duane S. Jenson; Travis T. Jenson; and Thomas J. Howells, each a shareholder of ours.

Effective August 31, 2006, the parties executed and delivered a Termination and Release Agreement whereby the Merger Agreement was mutually terminated and pursuant to which each party agreed to pay his or its own costs and expenses.

For additional information, please see Part II, Item 6(b) that references our 8-K/A Current Report dated July 18, 2006, regarding the execution of the Termination and Release Agreement.

Item 6. Exhibits.

(a)Exhibits.*

31 302 Certification of Travis T. Jenson

31.1 302 Certification of Thomas J. Howells

32 906 Certification

(b)Reports on Form 8-K.

On or about July 18, 2006, we filed a Current Report on Form 8-K disclosing under Item 7.01 a press release announcing the execution of a definitive Merger Agreement with RE3W BVI.

On or about July 20, 2006, we filed a Current Report on Form 8-K disclosing the terms of the definitive Merger Agreement executed between us and RE3W BVI.

On or about September 1, 2006, we filed a Current Report on Form 8-K/A disclosing the terms of a Termination and Release Agreement whereby the Merger Agreement between us and RE3W BVI was mutually terminated.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC X CALIBUR, INC.

Date:	11/09/06	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	11/09/06	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary, Treasurer and Director