Form 10KSB
period 2006-12-31
TC X CALIBUR INC
filed 2007-03-16
CIK 847015

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

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

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☒ No (2) Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days.

December 31, 2006 - $148,959.53. There are approximately 541,671 shares of common voting stock of the Issuer not held by affiliates. The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.25), as of December 31, 2006, as quoted on the OTCBB by the National Association of Securities Dealers (the “NASD”.)

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

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

March 13, 2007: Common – 2,213,623

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format Yes ☐ No ☒

PART I

Item 1. Description of Business

Business Development

Organization

TC X Calibur, Inc., (our “Company,” “we,” “us,” “our” and words of similar import) was organized under the laws of the State of Nevada on October 27, 1988, under the name “Extant Investments, Inc.”

Commencing on or about December 5, 1990, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission and a Prospectus dated as of such date, our Company offered and sold Units consisting of common stock and warrants, closing the offering on January 31, 1991, all unexercised warrants have expired. For further information regarding this public offering, reference is made to the Registration Statement of the Company and the Prospectus, copies of which have been previously been filed with the Securities and Exchange Commission, and are incorporated herein by this reference. See Part III, Item 13.

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

Our Company’s proposal under the Notice of Intention to Make a Proposal was ultimately accepted by the court on April 25, 2000. Our Company received notification from the trustee certifying full performance of the proposal. A copy of the Certificate of Full Performance of Proposal is attached hereto and incorporated herein by this reference. See Item 13. For additional information, please see our Company’s 8-K Current Report dated May 5, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by this reference. See Part III, Item 13.

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

Public Offering

Commencing on or about December 5, 1990, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission and a Prospectus dated as of such date, our Company offered and sold Units consisting of common stock and warrants, closing the offering on January 31, 1991, all unexercised warrants have expired. For further information regarding this public offering, reference is made to the Registration Statement of our Company and the Prospectus, copies of which have been previously been filed with the Securities and Exchange Commission, and are incorporated herein by this reference. See Part III, Item 13.

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

On July 18, 2006, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with RE3W Worldwide Limited, a British Virgin Islands company (“RE3W BVI”); a newly-created wholly-owned subsidiary of ours, TCX Acquisition Corp. (“Sub”); Jenson Services, Inc.; Duane S. Jenson; Travis T. Jenson; and Thomas J. Howells, each a shareholder of ours. Effective August 31, 2006, the parties executed and delivered a Termination and Release Agreement whereby the Merger Agreement was mutually terminated and pursuant to which each party agreed to pay his or its own costs and expenses, unless specifically agreed otherwise; and each party compromised and settled any causes of action or claims of any kind each had or may have had against the other under the Merger Agreement or by reason of its termination. See Part III, Item 13.

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

Our Company’s directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

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

Auditor’s ’Going Concern’ Opinion

The Report of Independent Registered Public Accounting Firm issued in connection with the audited financial statements of our Company for the calendar years ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001, expresses “substantial doubt about its ability to continue as a going concern,” due to our Company’s status as a blank check and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

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

State Restrictions

A total of 36 states prohibit or substantially restrict the registration and sale of “blank check” companies within their borders. Additionally, 36 states use “merit review powers” to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. Our Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while our Company has no substantive business operations and is deemed to be a “blank check” Company, these legal restrictions may have a material adverse impact on our Company’s ability to raise capital because potential purchasers of our Company’s securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of our Company’s common stock within the borders of regulating states.

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

No Established Market for Common Stock; No Market for Shares

Although the Company’s common stock is quoted on the OTC Bulletin Board of the National association of Securities Dealers, Inc. (the “NASD”) under the trading symbol “TCXC”, there is currently no established trading market for such shares, and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

Risks of “Penny Stock”

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

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

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

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts, including Duration

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

The Company files reports under Section 15(d) of the Securities and Exchange Act of 1934, as amended; therefore the Company is not required to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14.

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

If we are acquired by a non-“reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-“reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development Costs During the Last Two Fiscal Years

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

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their internet site www.sec.gov.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the year ended December 31, 2006, no matter was submitted to a vote of the Company’s securities holders, whether through the solicitation of proxies or otherwise.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

The bid prices for the shares of common stock of our Company for the 2005 and 2006 quarterly periods are as follows:

	Closing Bid
2005	High	Low
January 3 – March 31.30		.30
April 1 – June 30.30		.28
July 1 – September 30.28		.28
October 3 – December 30.30		.28
2006
January 3 – March 31.30		.22
April 3 – June 30.30		.25
July 3 – September 29.25		.25
October 2 – December 29.25		.25

These prices were obtained from the National Quotation Bureau, Inc. (“NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

The number of record holders of our Company’s common stock as of the date of this Annual Report is approximately 144, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

W did not authorize any issuances under an equity compensation plan for the year ended December 31, 2006. The most recent issue is as follows:

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

Recent Sales of Unregistered Securities

We have had no recent sales of restricted securities.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2006, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the period covered by this Annual Report.

At December 31, 2006, the Company had no assets. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

During the period ended December 31, 2006, our Company had a net loss of $6,488, resulting from operations. During this same period ending December 31, 2005, we had a net loss of $32,564, also resulting from operations. Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements for the year ended December 31, 2006.

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

Liquidity

The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During calendar 2006, expenses were paid by a principal stockholder in the amount of $6,488, and during calendar 2005, additional expenses paid by a principal stockholder totaled $14,241. The aggregate amount of $37,937 outstanding as of December 31, 2006, is unsecured and is due on demand. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7. Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	20
Consolidated Balance Sheet	21
Consolidated Statements of Operations	22
Consolidated Statements of Stockholders’ Deficit	23
Consolidated Statements of Cash Flows	24
Notes to Consolidated Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TC X Calibur, Inc. [a development stage company]

We have audited the accompanying consolidated balance sheet of TC X Calibur, Inc. [a development stage company] as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005, and for the period from Reactivation [January 1, 2005] through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TC X Calibur, Inc. [a development stage company] as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 and for the period from Reactivation through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 7, 2007

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2006

December 31, 2006

ASSETS

Total Assets	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$—
Payable to related parties	37,937
Total Current Liabilities	37,937
Total Liabilities	37,937

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—
Common stock--50,000,000 shares authorized,
$.001 par value; 2,213,623 shares issued and outstanding	2,214
Additional Paid-In Capital	612,786
Accumulated Deficit	(613,885)
Deficit Accumulated During Period from Reactivation [1/1/05]	(39,052)
Total Stockholders’ Equity (Deficit)	(37,937)
Total Liabilities and Stockholders’ Equity (Deficit)	$—

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006 and 2005, and for the Period from

Reactivation (January 1, 2005) through December 31, 2006

	For the	For the	From
	Year	Year	reactivation
	Ended	Ended	(01/01/05)
	December 31,	December 31,	through
	2006	2005	12/31/2006

Revenues	$—	$—	$—
General and Administrative Expenses	6,488	32,564	39,052
Net Income (loss) from operations before taxes	(6,488)	(32,564)	(39,052)
Provision for Income Taxes	—	—	—
Net Income (Loss)	$(6,488)	$(32,564)	$(39,052)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.02)
Weighted Average Shares Outstanding	2,213,623	2,213,623	2,213,623

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2006 and 2005, and for the Period from

Reactivation (January 1, 2005) through December 31, 2006

						Accumulated
			Additional		Accumulated	Foreign	Net
	Number of	Common	Paid-In	Accumulated	Deficit during	Currency	Stockholders’
	Shares	Stock	Capital	Deficit	Reactivation	Adjustment	Equity (Deficit)

Balance, January 1, 2005	2,213,623	$2,214	$612,786	$(613,885)	$0	$0	$1,115

Net loss for the year ended
December 31, 2005					(32,564)		(32,564)

Balance, December 31, 2005	2,213,623	$2,214	$612,786	$(613,885)	$(32,564)	$0	$(31,449)

Net loss for the year ended
December 31, 2006					(6,488)		(6,488)

Balance, December 31, 2006	2,213,623	$2,214	$612,786	$(613,885)	$(39,052)	$0	$(37,937)

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005, and for the Period from

Reactivation (January 1, 2005) through December 31, 2006

	For the	For the	From
	Year	Year	reactivation
	Ended	Ended	(01/01/05)
	December 31,	December 31,	through
	2006	2005	12/31/06
Cash Flows From Operating Activities
Net income (loss)	$(6,488)	$(32,564)	$(39,052)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	18,750	18,750

Increase (decrease) in:
Accounts payable	—	(427)	(427)
Payables to related parties	6,488	14,241	20,729

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$18,750	$18,750

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2005

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

TC X Calibur, Inc. (“the Company”) was incorporated in Nevada in October, 1988, under the name Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating capital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. (“A.F.C.”), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Optical Investments Limited, a corporation organized in the Province of Ontario, Canada (“Film Opticals”) in exchange for 480,000 of its common shares. Since the acquisition of Film Opticals, the Company has been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remains intact, but funding constraints curtailed the Company’s ability to develop and market this business. Because of these constraints the board of directors elected on December 8, 2004 to sell Film Opticals. The company is currently considering new business opportunities for its planned principle operations.

On July 18, 2006, the Company entered into an Agreement and Plan of Merger with an unrelated party using their newly-created, wholly-owned subsidiary, TCX Acquisition Corp. Effective August 31, 2006, the parties executed and delivered a Termination and Release Agreement whereby the Merger Agreement was mutually terminated and pursuant to which each party agreed to pay his or its own costs and settled and causes of action or claims of any kind each had or may have had against the other under the Merger Agreement or by reason of its termination.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, TCX Acquisition Corp. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

(b) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

(c) Net Loss Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same.

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2006.

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

(f) Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line and declining balance methods over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $0 and $0 for the years ended December 31, 2006 and 2005, respectively. The Company had no assets or equipment during the year ended 2006.

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

(h) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the years ended December 31, 2006 and 2005.

(i) Impact of New Accounting Standards

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFA 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company as of October 1, 2006. The Company does not anticipate the adoption of SFAS 155 will have any impact on its financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS 140. This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early. The Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

NOTE 2 LIQUIDITY/GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has accumulated losses over the years amounting to $652,937, and has no operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 INCOME TAXES

No provision has been made for income taxes in the financial statements because the Company has incurred net operating losses to be carried forward and is incorporated in the State of Nevada, which does not levy a Corporate Income Tax. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2006 are summarized below.

	Deductible
Deferred Tax Asset	Amount	Rate	Tax
Net Operating Loss Carryforward
Federal	650,893	34%	221,304
Valuation Allowance			(221,304)
Deferred Tax Asset			0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The valuation allowance has increased $2,207, from $219,097, as of December 31, 2006.

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

	Years ended December 31,
	2006	2005
Federal Statutory Income Tax Rate	15%	15%
Valuation Allowance	(15%)	(15%)
Effective income tax rate	0%	0%

NOTE 4 RELATED PARTY TRANSACTIONS

The Company has had expenses paid on its behalf by a shareholder in the amount of $37,937. The Company has recorded a liability for this amount which is payable on demand, non-interest bearing and unsecured.

NOTE 5 OFFICE LEASE

The Company offices for 2006 were those of a majority shareholder, Duane S. Jenson, and are provided at no cost. The shareholder incurs no incremental costs in providing this office space to the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; not applicable.

Item 8(a)T. Controls and Procedures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8(b). Other Information.

On July 18, 2006, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with RE3W BVI; our Sub; Jenson Services, Inc.; Duane S. Jenson; Travis T. Jenson; and Thomas J. Howells, each a shareholder of ours.

Effective August 31, 2006, the parties executed and delivered a Termination and Release Agreement whereby the Merger Agreement was mutually terminated and pursuant to which each party agreed to pay his or its own costs and expenses.

For additional information, please see Part III, Item 13 that references our 8-K/A Current Report dated July 18, 2006, regarding the execution of the Termination and Release Agreement.

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

		Date of Election	Date of Termination
Name	Positions Held	or Designation	or Resignation
Travis T. Jenson	President &	09/15/05	*
Director
Thomas J. Howells	Secretary, Treasurer &	09/15/05	*
Director
Harold T. Jenson	Director	09/15/05	*

Claus Voellmecke	President &	10/01	09/15/05
Director
Michael S. Smith	Secretary, Treasurer	08/93	09/15/05
Director

* These persons presently serve in the capacities indicated.

Business Experience

Travis T. Jenson, President and director, is 34 years old. Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and financial consulting firm.

Harold T Jenson, director, is 37 years old. Mr. Jenson is a graduate of Montana State University, in Billings, Montana. Mr. Jenson is the owner/operator of HJJ Construction, LLC, a Utah limited liability corporation which specializes in the construction of custom homes along the Wasatch Front and in Park City and Deer Valley, Utah.

Thomas J. Howells, Secretary/Treasurer and a director is 34 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a bachelor’s degree in Business in 1995 and Master of Business Administration in 2004. Mr. Howells has been an employee of Jenson Services, Inc., a Utah Corporation since 1995.

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

Compliance with Section 16(a) of the Exchange Act

The Company files reports under Section 15(d) of the Securities and Exchange Act of 1934, as amended; therefore no such reports are required to be filed.

Code of Ethics

On or about March 16, 2006, our Company adopted a Code of Ethics for our executive officers, a copy of which is attached as an Exhibit to this filing; please see Part III, Item 13.

Corporate Governance

Director Independence

The Company does not have any directors that are independent. All of the directors also serve as officers.

Board Meetings and Committees; Annual Meeting Attendance

Board Meetings

On July 18, 2006, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with RE3W Worldwide Limited, a British Virgin Islands company (“RE3W BVI”); a newly-created wholly-owned subsidiary of ours, TCX Acquisition Corp. (“Sub”); Jenson Services, Inc.; Duane S. Jenson; Travis T. Jenson; and Thomas J. Howells, each a shareholder of ours. Effective August 31, 2006, the parties executed and delivered a Termination and Release Agreement whereby the Merger Agreement was mutually terminated and pursuant to which each party agreed to pay his or its own costs and expenses, unless specifically agreed otherwise; and each party compromised and settled any causes of action or claims of any kind each had or may have had against the other under the Merger Agreement or by reason of its termination. See Part III, Item 13.

Committees

The Company has no established committees because there are currently no material operations.

Annual Meeting Attendance

No annual meeting of the Company was held during the period ending December 31, 2006.

Nominating Committee

There are no established committees because there are currently no material operations.

Audit Committee

There are no established committees because there are currently no material operations.

Audit Committee Financial Expert

The Company does not currently have a financial expert serving on an audit committee as one does not currently exist because there are currently no material operations.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

								Change
								in
								Pension
								Value
							Non-	and
							Equity	Nonqual-
							Incentive	ified
							Plan	Deferred	All	All
							Compen-	Compen-	Other	Other
					Stock	Options	sation	sation	Compen-	Compen-
Name and Principle		Salary		Bonus	Awards	Awards	Earnings	Earnings	sation	sations
Position	Year	($)		($)	($)	($)	($)	($)	($)	($)

(a)	(b)	( c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Travis T. Jenson	12/31/2006	0		0	0	0	0	0	0	0
President, Director	12/31/2005	0		0	9,375	0	0	0	0	0

Thomas J. Howells	12/31/2006	0		0	0	0	0	0	0	0
Secretary/Treasurer	12/31/2005	0		0	9,375	0	0	0	0	0
Director

Harold T. Jenson	12/31/2006	0		0	0	0	0	0	0	0
Director	12/31/2005	0		0	0	0	0	0	0	0

Claus Voellmecke	12/31/2005	0		0	32,500
President, Director	12/31/2004	0		0	97,500	0	0	0	0	0
	12/31/2003	0		0	0	0	0	0	0	0
	12/31/2002	0		0	0	0	0	0	0	0

Michael Smith	12/31/2005	0		0	5,000	0	0	0	0	0
Secretary/Treasurer	12/31/2004	0		0	15,000	0	0	0	0	0
Director	12/31/2003	60,000	*	0	0	0	0	0	0	0
	12/31/2002	60,000	*	0	0	0	0	0	0	0
	12/31/2001	60,000	*	0	0	0	0	0	0	0

*All cash compensation paid as salaries to the officers and directors of our Company were paid by our Company’s sole operating entity, Film Opticals of Canada Limited, for services performed by the above mentioned individuals to Film Opticals of Canada Limited.

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the year ended December 31, 2006. Furthermore, no member of our Company’s management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our Company’s directors are compensated for any services provided as director. No additional amounts are payable to our Company’s directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Michael S. Smith signed a five year employment contract with our Company in 8-93. This contracts was renewed in 8-98 with a five year extension. The employment contract between the Company and Michael Smith was not renewed upon its expiration in 8-2003. See Item 10, Part II, Executive Compensation, for information regarding compensation of our Company’s Officers and Directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2006 and to the date hereof:

Ownership of Principal Shareholders

		Amount and
		Nature of
Title of	Name and Address of	Beneficial	Percent
Class	Beneficial Owner	Owner	of Class
Common	Jenson Services*	646,698	29%
	4685 Highland Dr. Suite 202
	Salt Lake City, UT 84117
Common	Duane S. Jenson*	178,377	8%
	156 E. Park Way
	Midway, UT 84049
Common	Travis T. Jenson	545,063	25%
	9103 Jeremy Ranch Road
	Park City, UT 84098
Common	Thomas J. Howells	301,814	13%
	9706 South Ruskin Circle
	Sandy, UT 84092

* Mr. Duane S. Jenson may be deemed beneficial owner of these shares due to his relationship with Jenson Services, Inc. Mr. Jenson is CEO and owner of Jenson Services, Inc.

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2006 and to the date hereof:

Ownership of Management

		Amount and
		Nature of
Title of	Name and Address of	Beneficial	Percent
Class	Beneficial Owner	Owner	of Class
Common	Travis T. Jenson	545,063	25%
	9103 Jeremy Ranch Road
	Park City, UT 84098
Common	Thomas J. Howells	301,814	13%
	9706 South Ruskin Circle
	Sandy, UT 84092
Common	Harold T. Jenson	0	0%
	848 E. Hudson Ave.
	Salt Lake City, UT 84106

Changes in Control

There are no additional present arrangements or pledges of our Company’s securities which may result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

Parents of the Issuer

There are no parents of the Issuer.

Transactions with Promoters and Control Persons

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

Exhibits

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

Form 8-K/A2 Current Report as filed on or about January 4, 2005, concerning the sale of substantially all the assets of our Company.*

Form 8-K Current Report as filed on or about September 21, 2005, concerning the sale and purchase of voting securities of our Company.*

Form 8-K/A1 Current Report as filed on or about September 22, 2005, concerning the sale and purchase of voting securities of our Company.*

Form 8-K Current Report as filed on or about July 18, 2006, disclosing under Item 7.01 a press release announcing the execution of a definitive Merger Agreement with RE3W BVI.*

Form 8-K Current Report as filed on or about July 20, 2006, disclosing the terms of the definitive Merger Agreement executed between us and RE3W BVI.*

Form 8-K/A on or about September 1, 2006, disclosing the terms of a Termination and Release Agreement whereby the Merger Agreement between us and RE3W BVI was mutually terminated.

*Summaries of all exhibits and documents incorporated by reference contained in this Annual Report are modified in their entirety by reference to these Exhibits.

EX 31.1 Certification of Travis T. Jenson, our Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Thomas J. Howells, our Company’s Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Travis T. Jenson and Thomas J. Howells pursuant to section 906 of the Sarbanes-Oxley Act of 2002

EX 99.P Code of Ethics., which was adopted by the Company on or about March 16, 2006

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to our Company by its principal accountants during the fiscal years ended December 31, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$5,140	$8,516
Audit-related Fees	$0	$4,025
Tax Fees	$395	$0
All Other Fees	$0	$0
Total Fees	$5,535	$12,541

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our Company’s annual financial statements and review of the financial statements included in our Company’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

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

TC X CALIBUR, INC.

Date:	03/15/07	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

In accordance with the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:

TC X CALIBUR, INC.

Date:	03/15/07	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	03/15/07	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary, Treasurer and Director