Form 10QSB
period 2007-03-31
TC X CALIBUR INC
filed 2007-05-14
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(801) 278-9424

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year, if changed since last Report)

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

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 10, 2007 - 2,213,623 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

March 31, 2007

C O N T E N T S

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)

ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$2,445	$—
Payable to related parties	39,126	37,937
Total Current Liabilities	41,571	37,937
Total Liabilities	41,571	37,937

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 2,213,623 shares issued and outstanding	2,214	2,214
Additional Paid-In Capital	612,786	612,786
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Period from Reactivation [1/1/05]	(42,686)	(39,052)
Total Stockholders’ Equity (Deficit)	(41,571)	(37,937)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006 and

for the Period from Reactivation (January 1, 2005) through March 31, 2007

(Unaudited)

	For the	For the	From
	Three Months	Three Months	reactivation
	Ended	Ended	(01/01/05)
	March 31,	March 31,	through
	2007	2006	3/31/2007

Revenues	$—	$—	$—
General and Administrative Expenses	3,634	3,922	42,686
Net Income (loss) from operations before taxes	(3,634)	(3,922)	(42,686)
Provision for Income Taxes	—	—	—
Net Income (Loss)	$(3,634)	$(3,922)	$(42,686)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.02)
Weighted Average Shares Outstanding	2,213,623	2,213,623	2,213,623

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2007 and 2006 and

for the Period from Reactivation (January 1, 2005) through March 31, 2007

(Unaudited)

			From
			reactivation
	For the Three Months Ended		(01/01/05)
	March 31,		through
	2007	2006	03/31/07
Cash Flows From Operating Activities
Net income (loss)	$(3,634)	$(3,922)	$(42,686)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—		18,750

Increase (decrease) in:
Accounts payable	2,445	1,865	2,018
Payables to related parties	1,189	2,057	21,918

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$—	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $1,189 during the quarter. The balance due the shareholder is $39,126 as of March 31, 2007. The unsecured loan bears no interest and is due on demand.

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

Other than the aforementioned, our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Because a shareholder has been paying all of the operating expenses, management does not anticipate that our Company will have to raise additional funds during the next 12 months.

As of the filing of this Quarterly Report, we have not identified any operations; nor are we in discussions to obtain any potential operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

We had no operations during the quarterly period ended March 31, 2007, nor do we have operations as of the date of this filing. In the quarterly period ended March 31, 2007, we had sales of $0, compared to the quarterly period ended March 31, 2006, with sales of $0. General and administrative expenses were $3,634 for the March 31, 2007, period compared to $3,922 for the March 31, 2006, period. General and administrative expenses for the three months ended March 31, 2007, were comprised mainly of accounting fees. We had a net loss of $3,634 for the March 31, 2007, period compared to a net loss of $3,922 for the March 31, 2006, period.

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

Off-balance Sheet Arrangements

None; not applicable

Item 3(a)T. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

None; not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

None; not applicable.

Nominating Committee

There are no established committees because there are currently no material operations.

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits*

31 302 Certification of Travis T. Jenson

31.1 302 Certification of Thomas J. Howells

32 906 Certification

(b)Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC X CALIBUR, INC.

Date:	05/10/07	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	05/10/07	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary, Treasurer and Director