Form 10QSB
period 2007-06-30
TC X CALIBUR INC
filed 2007-08-13
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 7, 2007 - 2,213,623 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

June 30, 2007

C O N T E N T S

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$—	$—
Payable to related parties	42,515	37,937
Total Current Liabilities	42,515	37,937
Total Liabilities	42,515	37,937

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 2,213,623 shares issued and outstanding	2,214	2,214
Additional Paid-In Capital	612,786	612,786
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Period from Reactivation [1/1/05]	(43,630)	(39,052)
Total Stockholders’ Equity (Deficit)	(42,515)	(37,937)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2007 and 2006 and

for the Period from Reactivation (January 1, 2005) through June 30, 2007

(Unaudited)

	For the	For the	For the	For the
	Three	Three	Six	Six	From
	Months	Months	Months	Months	reactivation
	Ended	Ended	Ended	Ended	(01/01/05)
	June 30,	June 30,	June 30,	June 30,	through
	2007	2006	2007	2006	6/30/2007

Revenues	$—	$—	$—	$—	$—
General and Administrative Expenses	944	740	4,578	4,662	43,630
Net Income (loss) from operations before taxes	(944)	(740)	(4,578)	(4,662)	(43,630)
Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(944)	$(740)	$(4,578)	$(4,662)	$(43,630)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted Average Shares Outstanding	2,213,623	2,213,623	2,213,623	2,213,623	2,213,623

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2007 and 2006 and

for the Period from Reactivation (January 1, 2005) through June 30, 2007

(Unaudited)

	For the	For the	From
	Six Months	Six Months	reactivation
	Ended	Ended	(01/01/05)
	June 30,	June 30,	through
	2007	2006	06/30/07
Cash Flows From Operating Activities
Net income (loss)	$(4,578)	$(4,662)	$(43,630)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	—	18,750

Increase (decrease) in:
Accounts payable	—	60	(427)
Payables to related parties	4,578	4,602	25,307

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$—	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2006. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $3,389 during the quarter. The balance due the shareholder is $42,515 as of June 30, 2007. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management does not expect that adopting this statement would have an impact on the Company’s financial condition or results of operations.

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

As of the filing of this Quarterly Report, we have not identified any operations, nor are we in discussions to obtain any potential operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

We had no operations during the quarterly period ended June 30, 2007, nor do we have operations as of the date of this filing. In the quarterly period ended June 30, 2007 we had sales of $0, compared to the quarterly period ended June 30, 2006 with sales of $0. General and administrative expenses were $944 for the June 30, 2007 period compared to $740 for the June 30, 2006 period. General and administrative expenses for the three months ended June 30, 2007 were comprised mainly of accounting and legal fees. We had a net loss of $944 for the June 30, 2007 period compared to a net loss of $740 for the June 30, 2006 period.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

We had no operations during the quarterly period ended June 30, 2007, nor do we have operations as of the date of this filing. General and administrative expenses were $4,578 for the June 30, 2007 period compared to $4,662 for the June 30, 2006 period. General and administrative expenses for the six months ended June 30, 2007 were comprised mainly of accounting and legal fees. We had net loss of $4,578 for the June 30, 2007 period compared to a net loss of $4,662 for the June 30, 2006 period.

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

TC X CALIBUR, INC.

Date:	08/07/07	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	08/07/07	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary, Treasurer and Director