Form 10QSB
period 2007-09-30
TC X CALIBUR INC
filed 2007-11-01
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: October 31, 2007 - 2,213,623 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

September 30, 2007

C O N T E N T S

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$—	$—
Payable to related parties	43,195	37,937
Total Current Liabilities	43,195	37,937
Total Liabilities	43,195	37,937

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 2,213,623 shares issued and outstanding	2,214	2,214
Additional Paid-In Capital	612,786	612,786
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Period from Reactivation [1/1/05]	(44,310)	(39,052)
Total Stockholders’ Equity (Deficit)	(43,195)	(37,937)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2007 and 2006 and

for the Period from Reactivation (January 1, 2005) through September 30, 2007

(Unaudited)

	For the	For the	For the	For the	From
	Three Months	Three Months	Nine Months	Nine Months	reactivation
	Ended	Ended	Ended	Ended	(01/01/05)
	September 30,	September 30,	September 30,	September 30,	through
	2007	2006	2007	2006	9/30/2007

Revenues	$—	$—	$—	$—	$—
General and Administrative Expenses	680	692	5,258	5,354	44,310
Net Income (loss) from operations before taxes	(680)	(692)	(5,258)	(5,354)	(44,310)
Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(680)	$(692)	$(5,258)	$(5,354)	$(44,310)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted Average Shares Outstanding	2,213,623	2,213,623	2,213,623	2,213,623	2,213,623

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2007 and 2006 and

for the Period from Reactivation (January 1, 2005) through September 30, 2007

(Unaudited)

	For the	For the	From
	Nine Months	Nine Months	reactivation
	Ended	Ended	(01/01/05)
	September 30,	September 30,	through
	2007	2006	09/30/07
Cash Flows From Operating Activities
Net income (loss)	$(5,258)	$(5,354)	$(44,310)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	—	18,750

Increase (decrease) in:
Accounts payable	—	12	(427)
Payables to related parties	5,258	5,342	25,987

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$—	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2006. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $680 during the quarter. The balance due the shareholder is $43,195 as of September 30, 2007. The unsecured loan bears no interest and is due on demand.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

We had no operations during the quarterly period ended September 30, 2007, nor do we have operations as of the date of this filing. In the quarterly period ended September 30, 2007, we had sales of $0, compared to the quarterly period ended September 30, 2006, with sales of $0. General and administrative expenses were $680 for the September 30, 2007, period compared to $692 for the September 30, 2006, period. General and administrative expenses for the three months ended September 30, 2007, were comprised mainly of accounting and legal fees. We had a net loss of $680 for the September 30, 2007, period compared to a net loss of $692 for the September 30, 2006, period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

We had no operations during the quarterly period ended September 30, 2007, nor do we have operations as of the date of this filing. General and administrative expenses were $5,258 for the September 30, 2007, period compared to $5,354 for the September 30, 2006, period. General and administrative expenses for the nine months ended September 30, 2007, were comprised mainly of accounting and legal fees. We had net loss of $5,258 for the September 30, 2007, period compared to a net loss of $5,354 for the September 30, 2006, period.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

(a)	None; not applicable.

(b)	Nominating Committee.

There are no established committees because there are currently no material operations.

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

31.1 302 Certification of Travis T. Jenson

31.2 302 Certification of Thomas J. Howells

32 906 Certification

(b)Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC X CALIBUR, INC.

Date:	10/31/07	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	10/31/07	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary, Treasurer and Director