Form 10KSB
period 2007-12-31
TC X CALIBUR INC
filed 2008-03-14
CIK 847015

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

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

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

State Issuer’s revenues for its most recent fiscal year: December 31, 2007 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days.

December 31, 2007 - $376,128. There are approximately 1,296,994 shares of common voting stock of the Issuer not held by affiliates. The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.29) on December 31, 2007, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”).

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

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

March 3, 2008: Common stock – 5,300,156 shares.

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

The following are the material organizational business developments since inception:

•

Commencing on or about December 5, 1990, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission and a Prospectus dated as of such date, we offered and sold units consisting of common stock and warrants that was closed on January 31, 1991.

•

Effective May 17, 1991, we acquired all of the issued and outstanding shares of common stock of Sentinel Diagnostics, Inc., an Arizona corporation (“Sentinel Diagnostics”), pursuant to an Agreement and Plan of Reorganization (the “Sentinel Plan”), and changed our name to “Sentinel Scientific, Inc.”

•	We discontinued our business operations in late 1992 for lack of funding.

•

Effective August 10, 1993, and pursuant to a Reorganization Agreement (the “AFC Plan”), we acquired all of the outstanding shares of common stock of A.F.C. Entertainment, Inc., a corporation organized under The Companies Act of Barbados (“AFC”), and changed our name to “TC X Calibur, Inc.”

•

Effective December 31, 1993, we acquired all of the outstanding shares of common stock of Film Opticals Investments, Limited, a corporation organized under the laws of the Province of Ontario, Canada (“Film Opticals”).

•

In 1993, a wholly-owned subsidiary of Film Opticals, Film Opticals of Canada Limited (“Film Opticals of Canada”), sought court protection by filing a Notice of Intention to Make a Proposal pursuant to Subsection 50.4(1) of the Bankruptcy and Insolvency Act of Canada, because of a dispute with a creditor pursuant to a secured promissory note and a trustee (the “Trustee”) was appointed to oversee Film Opticals of Canada’s financial management in the Ontario Justice Court, General Division, Case No. B163/94. Operation continued pending a resolution of the dispute with this creditor.

•

Film Opticals of Canada’s proposal under its Notice of Intention to Make a Proposal was ultimately accepted by the Ontario Justice Court on April 25, 2000. A copy of the Certificate of Full Performance of Proposal executed by the Trustee was filed as Exhibit 99 to our 8-K Current Report dated May 5, 2000, and is incorporated herein by this reference, in Part III, Item 13.

•

Effective March 21, 2001, we filed a Certificate of Amendment to our Articles of Incorporation whereby our outstanding shares of common stock were reverse split on a basis of 1 for 20, while retaining our authorized shares at 50,000,000 and our par value at $0.001 per share, with appropriate adjustments being made in our additional paid in capital and stated capital accounts, and with all fractional shares being rounded up to the nearest whole share; no stockholder, computed on a per stock certificate of record basis, then owning 100 or more shares, was reduced to less than 100 shares; and no stockholder, then owning less than 100 shares, on the per stock certificate of record basis, was affected by the reverse split; and all fractional shares for rounding related to the reverse split were authorized to be issued by our Board of Directors. All computations herein take into account this recapitalization.

•

On or about December 28, 2004, pursuant to resolutions adopted by our Board of Directors and approved by the holders of a majority our outstanding shares of common stock, we sold substantially all of our assets by the conveyance of our wholly-owned subsidiary, Film Opticals (and its subsidiary, Film Opticals of Canada), and our film library (“Film Library”), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada (“New Film Opticals”), and a wholly-owned subsidiary of Berliner Holdings, Inc. (“Berliner”). Berliner was wholly-owned by our then President, Claus Voellmecke. As consideration of the purchase and sale of these assets, Berliner agreed to cancel 500,000 shares of our common stock that it owned and agreed, together with New Film Opticals, to assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them. For additional information, please see our 8-K Current Report, our 8-K/A-1 Current Report and our 8-K/A-2 Current Report that have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively, and which include a copy of the Definitive Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part III, Item 13.

•

In addition to the above referenced sale of substantially all of our assets on or about December 28, 2004, pursuant to resolutions adopted by our Board of Directors and approved by the holders of a majority of our outstanding shares of common stock, we amended our Articles of Incorporation to change our capitalization to add a class of preferred stock, and gave our Board of Directors authority to effect recapitalizations and/or name changes without further stockholder approval.

•

On or about September 15, 2005, certain shares of our common stock were sold to Jenson Services, Inc., a Utah corporation (“Jenson Services”), Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, which shares, when accumulated with shares of our common stock that were already owned by these persons, represented a controlling interest in us.

•

On November 2, 2007, we announced the execution of a Letter of Intent to acquire EV Rental, LLC, a California limited liability company. See Part III, Item 13. On March 3, 2008, we terminated our obligations under the Letter of Intent.

•

On December 28, 2007, in the OTCBB trading market on that date, we effected a forward split of our outstanding common stock on a basis of 2.3943 for one, while retaining the current par value of $0.001 per share, with all fractional shares to be rounded up to the nearest whole share, and with appropriate adjustments in our capital accounts. All computations herein take into account this recapitalization.

•	On February 28, 2008, we filed Restated Articles of Incorporation with the State of Nevada, a copy of which is attached hereto and incorporated herein by reference. See Part III, Item 13.

Business

We are currently seeking and investigating potential assets, property or businesses to acquire. We have had no material business operations since December 28, 2004. Our plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries in which we may engage.

On March 3, 2008, we terminated our obligations under the Letter of Intent to acquire EV Rental, LLC, a California limited liability company (“EV Rental”), previously executed on November 2, 2007. EV Rental was formed in December, 1998, and is the first company in the U.S. to rent exclusively hybrid electric and low-emissions vehicles to the public. It currently operates at seven airports in the Western and Southwestern U.S. See Part III, Item 13.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Amendments to Form 8-K by the Securities and Exchange Commission (the “SEC”) regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.

These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company’s or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

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

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation. Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are issued to them at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity with us, except the now terminated EV Rental Letter of Intent referenced above, and no other negotiations have been made; nor are there any similar arrangements with us.

Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely limited assets; no source of revenue.

We have no assets and have had no revenue during the period covered by this Annual Report; nor will we receive any revenue until we complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds we may receive through the issuance of our common stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us or any acquired business or entity to achieve its business objectives.

We are deemed to be a “blank check” or “shell company.”

Our present limited business operations involve those of a “blank check” or “shell company.” The only activities to be conducted by us include maintaining our good standing in the State of Nevada, maintaining our voluntary reporting requirements with the Securities and Exchange Commission and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange of our securities or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

Discretionary use of proceeds; “blank check” company.

Because we are not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, we are deemed to be a blank check company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

We will seek out business opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a “reverse” reorganization or merger.

Absence of substantive disclosure relating to prospective acquisitions.

Because we have not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in us will have virtually no substantive information upon which to base a decision whether to invest in us. Potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. We can provide no assurance that any investment in us will not ultimately prove to be less favorable than such a direct investment.

Unspecified industry and acquired business; unascertainable risks.

We have not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. To the extent that we may acquire a business in a high risk industry, we will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain structure of acquisition.

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor’s “going concern” opinion.

Our Independent Auditor’s Report issued in connection with our audited financial statements the calendar years ended December 31, 2007, and 2006, expresses “substantial doubt about its ability to continue as a going concern,” due to our status as a blank check or shell company and our lack of profitable operations. See Part II, Item 7.

Losses associated with startup

We have not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and state restrictions on blank check or shell companies will make it more difficult for us to complete any reorganization, merger or acquisition.

Federal restrictions

Recent amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction; and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. All securities issued by a shell company will be subject to these resale limitations, thereby denying shareholders of an acquired company the new six month holding periods, as applicable, of Rule 144, until we cease to be a shell company and file the required information and 12 months have elapsed since any such filing. Presumably, holders of shares issued after the filing of such information can tack the holding period from the filing of such information with the SEC in determining when the shares acquired can be sold; however, since we voluntarily file reports with the SEC under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we will also be required to file a Form 10 Registration Statement before or after cessation of being a shell company to have the 12 month period commence for resales of shares of our common stock under Rule 144.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the SEC and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

•	The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

•

Management or others who own or are to receive shares that may be subject to the new resale limitations of Rule 144 may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing of any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

•

Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

•

These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

•

Finder’s and parties who may introduce acquisition candidates may be unwilling to introduce any such candidates to us if shares to be issued to them registered for resale with the SEC, which would restrict our ability to attract such potential candidates.

•

Limit resales of securities issued in reverse reorganizations, mergers or acquisitions, by providing a one year holding period from the filing of the Form 10 or Form 10-SB information required to be filed with the SEC within four days of the closing of any such transaction, thereby denying acquired companies’ shareholders the newly proposed six month holding period that they would be subject to if their company utilized an IPO to go public.

State restrictions

A total of 36 states prohibit or substantially restrict the registration and sale of “blank check” companies within their borders. Additionally, 36 states use “merit review powers” to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. We intend to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while we have no substantive business operations and are deemed to be a “blank check” or shell company, these legal restrictions may have a material adverse impact on our ability to raise capital because potential purchasers of our securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of our common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of “blank check” or “shell companies.” These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies. Because we do not intend to make any offering of our securities in the foreseeable future, management does not believe that any state restriction on “blank check” offerings will have any effect on us.

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states’ securities commissions. Nevertheless, we do not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where we may be eligible for participation in SCOR, despite our status as a blank check or shell company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if we acquire a venture by acquisition, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature, and we are no longer considered to be a blank check or shell company.

Management to devote insignificant time to our present activities.

Members of our management are not required to devote their full time to our affairs. Because of their time commitments, as well as the fact that we have no business operations, the members of management currently devote approximately one hour a week to the our business activities, until such time as we have identified a suitable acquisition target.

No established market for common stock; no market for shares.

Although our common stock is quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority (“FINRA”) under the trading symbol “TCXC,” there is currently no established trading market for such shares, and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

Risks of “Penny Stock”

Our common stock may be deemed to be “penny stock” as that term is defined in Reg. Section 240.3a51-1 of the SEC. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock.

Moreover, Rule 15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

There has been no “established public market” for our common stock. Our trading symbol is “TCXC” on the OTC Bulletin Board of FINRA. At such time as we complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the Pink Sheets or the OTC Bulletin Board of FINRA.

144 resale restrictions.

Any securities issued by us while we are a shell company will be subject to resale limitations imposed on “shell companies” that limit the resale of securities issued by shell company until 12 months after the cessation of a shell company status and the filing of the Form 10 or Form 10-SB information about the acquired company as required by Item 5.01(a)(8) of Form 8-K of the SEC. Further, since we voluntarily file reports with the SEC under Section 15(d) of the Exchange Act, we will also be required to file a Form 10 Registration Statement before or after cessation of being a shell company to have the 12 month period commence for resales of shares of our common stock under Rule 144.

Principal Products or Services and their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of “blank check” companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict our competitive position or any other entity in the strata of these endeavors; however, we, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s like SPAC’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us Since December, 2004.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products of Services

Because we currently produce no products or services, we are not presently subject to any governmental regulation in this regard. However, in the event that we complete a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business

We voluntarily file reports with the SEC under Section 15(d) of the Exchange Act. Accordingly, we are not required to file annual or quarterly reports with the SEC or proxy or information statements; however, we have voluntarily filed such reports and proxy or information statements for most years since the effectiveness of our S-18 Registration Statement with the SEC in 1991.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by us as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to us for acquisition, reorganization or merger.

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any reports, statements or other information that we have filed at the SEC’s public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1- 202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports, registration statements and other information filed is also available on the Internet on the SEC’s website at www.sec.gov, and from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

Item 2. Description of Property

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of a shareholder, Duane S. Jenson, and are currently provided at no cost. Because we have had no business, our activities have been limited to keeping us in good standing in the State of Nevada and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

During the year ended December 31, 2007, no matter was submitted to a vote of our securities holders, whether through the solicitation of proxies or otherwise. Our last stockholders meeting was held on December 28, 2004. For additional information, please see our Current Reports on Form 8-K Current Report, 8-K/A-1 Current Report and 8-K/A-2 Current Report, which have been previously filed with the SEC on or about December 8, 2004, December 9, 2004, and January 4, 2005, respectively, and which include a copy of the Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference, in Part III, Item 13.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is currently no “established public market” for shares of our common stock. Although our common stock is quoted on the OTC Bulletin Board of FINRA, under the trading symbol “TCXC,” management does not expect any public market to develop unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings, and though these shares may not be publicly sold under Rule 144, they may be resaleable under Section 4(1) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by a person other than an “issuer, underwriter or a dealer.” The SEC’s interpretations as codified in its recent amendments to Rule 144 do not support this position.

Under the current Rule 144, as amended, a minimum holding period of 12 months is required for resales under Rule 144 for shell companies like us, along with other pertinent provisions. Further, since we voluntarily file reports with the SEC under Section 15(d) of the Exchange Act, we will also be required to file a Form 10 Registration Statement before or after cessation of being a shell company to have the 12 month period commence for resales of shares of our common stock under Rule 144.

The bid prices for the shares of common stock of our Company for the 2006 and 2007 quarterly periods are as follows:

	Closing Bid
2006	High	Low
January 3 – March 31.30		.22
April 1 – June 30.30		.25
July 1 – September 30.25		.25
October 3 – December 30.25		.25
2007
January 3 – March 30.30		.25
April 2 – June 29.30		.30
July 2 – September 28.30		.30
October 1 – December 28	1.50	.30
December 31 (after 2.3943 for 1 split)	.25

These prices were obtained from the National Quotation Bureau, Inc. (the “NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 144, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty, and if and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Effective December 27, 2007, we effected a forward split of our outstanding common stock on a basis of 2.3943 for one, while retaining the current par value of $0.001. All fractional shares were rounded up to the nearest whole share.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities

Sales of Restricted Securities

On or about February 25, 2004, pursuant to unanimous consent of the Board of Directors of the Company, in accordance with the Nevada Revised Statutes and the By-Laws of the corporation, we took the following actions:

WHEREAS, the Company deemed it to be in its best interest to issue Jenson Services, Inc. (“Jenson Services” or “Jenson”), Leonard W. Burningham, Esq. (“Burningham”) and Berliner Holdings Ltd. (“Berliner”) shares of “unregistered” and “restricted” capital stock of the Company as payment for monies currently owed to Jenson, Burningham and Berliner by the Company; and

RESOLVED, that the Company value the shares to be issued at $.25 per share, USD, based upon the current bid price of the Company’s common stock, as quoted on the Over the Counter Bulletin Board (OTC-BB); and

RESOLVED, that in order to compensate Jenson Services for $67,272 of expenses incurred by the Company and settled by Jenson, the Company issue two hundred sixty nine thousand eighty eight (269,088) shares of “unregistered” and “restricted” common stock, $0.001 par value, of the Company in full satisfaction of payment of said amount; and

RESOLVED, that in order to compensate Burningham for legal services provided to the Company of $9,784.08, the Company issue to Burningham thirty nine thousand one hundred thirty six (39,136) shares of “unregistered” and “restricted” common stock, $0.001 par value, of the Company in full satisfaction of payment of said amount; and

RESOLVED, that in order to compensate Berliner Holdings Ltd. for a Note Payable of $455,898, the Company issue to Berliner one million eight hundred twenty three thousand five hundred ninety two (1,823,592) shares of “unregistered” and “restricted” common stock, $0.01 par value, of the Company in full satisfaction of payment of said amount; and

FURTHER RESOLVED, that the shares issued to Jenson, Burningham, and Berliner shall be validly issued, fully paid and non-assessable.

For additional information regarding the sale of “unregistered” and “restricted” securities, please see Part II, Item 5 “Equity Compensation Plans”.

•	See Part II, Item 10 and 11, for information regarding executive compensation and stock ownership.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2007, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operation for the next 12 months is to: (i)consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

At December 31, 2007, the Company had prepaid expenses of $1,200. See the Index to Financial Statements, Part II, Item 7, of this Annual Report.

During the year ended December 31, 2007, we had a net loss of $7,905, resulting from operations. During this same period ending December 31, 2006, we had a net loss of $6,488, also resulting from operations. The increase in net loss is due to the Company’s efforts to comply with new Sarbanes Oxley controls. Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 7, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements for the year ended December 31, 2007.

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of ours, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Liquidity

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During calendar 2007, expenses (including prepaid expenses of $1,200) were paid by a principal stockholder in the amount of $7,723, and during calendar 2006, additional expenses paid by a principal stockholder totaled $6,488. The aggregate amount of $45,660 outstanding as of December 31, 2007, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7. Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	17
Consolidated Balance Sheet	18
Consolidated Statements of Operations	18
Consolidated Statements of Stockholders’ Deficit	18
Consolidated Statements of Cash Flows	18
Notes to Consolidated Financial Statements	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TC X Calibur, Inc. [a development stage company]

We have audited the accompanying consolidated balance sheet of TC X Calibur, Inc. [a development stage company] as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006, and for the period from Reactivation [January 1, 2005] through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TC X Calibur, Inc. [a development stage company] as of December 31, 2007, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006 and for the period from Reactivation through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

Mantyla McReynolds, LLC

Salt Lake City, Utah

February 14, 2008

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2007

December 31, 2007

ASSETS

Prepaid Expenses	$1,200
Total Assets	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$1,382
Payable to related parties	45,660
Total Current Liabilities	47,042
Total Liabilities	47,042

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—
Common stock--50,000,000 shares authorized,
$.001 par value; 5,300,156 shares issued and outstanding	5,300
Additional Paid-In Capital	609,700
Accumulated Deficit	(613,885)
Deficit Accumulated During Development Stage	(46,957)
Total Stockholders’ Equity (Deficit)	(45,842)
Total Liabilities and Stockholders' Equity (Deficit)	$1,200

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007 and 2006, and for the Period from

Reactivation (January 1, 2005) through December 31, 2007

	For the	For the	From
	Year	Year	reactivation
	Ended	Ended	(01/01/05)
	December 31,	December 31,	through
	2007	2006	12/31/2007

Revenues	$—	$—	$—
General and Administrative Expenses	7,905	6,488	46,957
Net Income (loss) from operations before taxes	(7,905)	(6,488)	(46,957)
Provision for Income Taxes	—	—	—
Net Income (Loss)	$(7,905)	$(6,488)	$(46,957)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	5,300,156	5,300,156	5,300,156

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2007 and 2006, and for the Period from

Reactivation (January 1, 2005) through December 31, 2007

					Accumulated
					Deficit	Net
	Number		Additional		During	Stockholders'
	of	Common	Paid-in	Accumulated	Development	Equity
	Shares	Stock	Capital	Deficit	Stage	(Deficit)
Balance, January 1, 2005	2,213,623	$2,214	$612,786	$(613,885)	$—	$1,115
December 27, 2007 - Effect of
forward split - 2.3943 for 1	3,086,533	$3,086	(3,086)
Net loss for the year ended
December 31, 2005					(32,564)	(32,564)
Balance, December 31, 2005	5,300,156	$5,300	$609,700	$(613,885)	$(32,564)	$(31,449)
Net loss for the year ended
December 31, 2006					(6,488)	(6,488)
Balance, December 31, 2006	5,300,156	$5,300	$609,700	$(613,885)	$(39,052)	$(37,937)
Net loss for the year ended
December 31, 2007					(7,905)	(7,905)
Balance, December 31, 2007	5,300,156	$5,300	$609,700	$(613,885)	$(46,957)	$(45,842)

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006, and for the Period from

Reactivation (January 1, 2005) through December 31, 2007

	For the	For the	From
	Year	Year	reactivation
	Ended	Ended	(01/01/05)
	December 31,	December 31,	through
	2007	2006	12/31/07
Cash Flows From Operating Activities
Net income (loss)	$(7,905)	$(6,488)	$(46,957)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	—	18,750

Increase in Pre-Paid Expense	(1,200)		(1,200)

Increase (decrease) in:
Accounts payable	1,382	—	955
Payables to related parties	7,723	6,488	28,452

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$—	$18,750

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2005

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

TC X Calibur, Inc. (“the Company”) was incorporated in Nevada in October, 1988, under the name Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating capital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. (“A.F.C.”), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Optical Investments Limited, a corporation organized in the Province of Ontario, Canada (“Film Opticals”) in exchange for 480,000 of its common shares. Since the acquisition of Film Opticals, the Company had been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remained intact, but funding constraints curtailed the Company’s ability to develop and market this business. Because of these constraints, the board of directors elected on December 8, 2004, to sell Film Opticals. The Company is currently considering new business opportunities for its planned principle operations.

On March 3, 2008, we terminated our obligations under the Letter of Intent to acquire EV Rental, LLC, a California limited liability company, previously executed on November 2, 2007.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, TCX Acquisition Corp. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

(b) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending December 31, 2007 the Company did not have non-cash investing or financing activities.

(c) Income Taxes

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at the beginning of fiscal year 2007 with no material impact on its financial statements. The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes –an Interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 requires the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. See Note 3 Income Taxes for the impact of the adoption of FIN 48.

(d) Net Loss Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same. All per share calculations reflect the effects of the forward stock split.

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2007.

(f) Use of Estimates in Preparation of Financial Statements

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

(g) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2007.

(h) Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line and declining balance methods over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $0 and $0 for the years ended December 31, 2007 and 2006, respectively. The Company had no assets or equipment during the year ended 2007.

(i) Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as earned.

(j) Impact of New Accounting Standards

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

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect the adoption of SFAS 158 to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for the Company beginning January 1, 2008.  The Company is currently evaluating the impact of this standard on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its financial statements.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated operating losses from reactivation through December 31, 2007 amounting to $46,957, has minimal assets, and no operations at December 31, 2007. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 INCOME TAXES

No provision has been made for income taxes in the financial statements because the Company has incurred net operating losses to be carried forward and is incorporated in the State of Nevada, which does not levy a Corporate Income Tax. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2007 are summarized below.

	Deductible
Deferred Tax Asset	Amount	Rate	Tax
Net Operating Loss Carryforward
Federal	658,798	34%	223,991
Valuation Allowance			(223,991)
Deferred Tax Asset			0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The valuation allowance has increased $2,687, from $221,304, as of December 31, 2007.

The Company has the following operating loss carry forwards available at December 31, 2007:

Operating Losses
Expires	Amount
2020	$38,250
2021	12,382
2022	17,151
2023	14,274
2024	529,784
2025	32,564
2026	6,488
2027	7,905
Total	$658,798

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

	Years ended December 31,
	2007	2006
Federal Statutory Income Tax Rate	15%	15%
Valuation Allowance	(15%)	(15%)
Effective income tax rate	0%	0%

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company has evaluated its uncertain tax positions as required by FIN 48 and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2007 is presented in the table below:

Balance as of January 1, 2007	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of December 31, 2007	$0.00

The Company has filed income tax returns in the U.S. and Canada. All years prior to 2004 are closed by expiration of the statute of limitations. The tax year ended December 31, 2004, will close by expiration of the statute of limitations on April 5, 2008. The years ended December 31, 2005, 2006 and 2007 are open for examination.

NOTE 4 RELATED PARTY TRANSACTIONS

The Company has had expenses paid on its behalf by a shareholder in the amount of $45,660. The Company has recorded a liability for this amount which is payable on demand, non-interest bearing and unsecured.

NOTE 5 OFFICE LEASE

The Company offices for 2007 were those of a majority shareholder, Duane S. Jenson, and are provided at no cost. The shareholder incurs no incremental costs in providing this office space to the Company.

NOTE 6 EQUITY

Effective December 27, 2007, the Company effected a forward split of its outstanding common stock on a basis of 2.3943 for one, while retaining the current par value of $0.001. All fractional shares were rounded up to the nearest whole share. The Company retroactively applied the effects of the forward split to all periods presented.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; not applicable.

Item 8(a)T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Secretary/Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8(b). Other Information.

On March 3, 2008, we terminated our obligations under the Letter of Intent to acquire EV Rental, LLC, a California limited liability company (“EV Rental”), previously executed on November 2, 2007. See the heading “Business Development” of Part I, Item 1.

For additional information, please see Part III, Item 13, that references our 8-K Current Report dated November 2, 2007, regarding the execution of the Letter of Intent.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

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

Business Experience

Travis T. Jenson, President and director, is 35 years old. Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and financial consulting firm.

Harold T Jenson, director, is 38 years old. Mr. Jenson is a graduate of Montana State University, in Billings, Montana. Mr. Jenson is the owner/operator of HJJ Construction, LLC, a Utah limited liability corporation which specializes in the construction of custom homes along the Wasatch Front and in Park City and Deer Valley, Utah.

Thomas J. Howells, Secretary/Treasurer and a director is 35 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a bachelor’s degree in Business in 1995 and Master of Business Administration in 2004. Mr. Howells has been an employee of Jenson Services, Inc., a Utah Corporation since 1995.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

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

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of ours:

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

Code of Ethics

On or about March 16, 2006, we adopted a Code of Ethics for our executive officers, a copy of which is attached as an Exhibit to this filing; please see Part III, Item 13.

Corporate Governance

Director Independence

We do not have any directors that are independent. All of the directors also serve as officers.

Board Meetings and Committees; Annual Meeting Attendance

On December 17, 2007, we held a meeting of the Board of Directors and majority stockholders, during which the Company effected a forward split of our outstanding common stock on a basis of 2.3943 for one, while retaining the current par value of $0.001, with all fractional shares rounded up to the nearest whole share. The split became effective December 27, 2007 (December 28, 2007, for the OTCBB).

Nominating Committee

There are no established committees because there are currently no material operations.

Audit Committee

There are no established committees because there are currently no material operations.

Audit Committee Financial Expert

We do not currently have a financial expert serving on an audit committee as one does not currently exist because there are currently no material operations.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

								Change
								in
								Pension
								Value
							Non-	and
							Equity	Nonqual-
							Incentive	ified
							Plan	Deferred	All	All
							Compen-	Compen-	Other	Other
					Stock	Options	sation	sation	Compen-	Compen-
Name and Principle		Salary		Bonus	Awards	Awards	Earnings	Earnings	sation	sations
Position	Year	($)		($)	($)	($)	($)	($)	($)	($)

(a)	(b)	( c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Travis T. Jenson	12/31/2007	0		0	0	0	0	0	0	0
President, Director	12/31/2006	0		0	0	0	0	0	0	0
	12/31/2005	0		0	9,375	0	0	0	0	0

Thomas J. Howells	12/31/2007	0		0	0	0	0	0	0	0
Secretary/Treasurer	12/31/2006	0		0	0	0	0	0	0	0
Director	12/31/2005	0		0	9,375	0	0	0	0	0

Harold T. Jenson	12/31/2007	0		0	0	0	0	0	0	0
Director	12/31/2006	0		0	0	0	0	0	0	0
	12/31/2005	0		0	0	0	0	0	0	0

Claus Voellmecke	12/31/2005	0		0	32,500
President, Director	12/31/2004	0		0	97,500	0	0	0	0	0
	12/31/2003	0		0	0	0	0	0	0	0
	12/31/2002	0		0	0	0	0	0	0	0

Michael Smith	12/31/2005	0		0	5,000	0	0	0	0	0
Secretary/Treasurer	12/31/2004	0		0	15,000	0	0	0	0	0
Director	12/31/2003	60,000	*	0	0	0	0	0	0	0
	12/31/2002	60,000	*	0	0	0	0	0	0	0
	12/31/2001	60,000	*	0	0	0	0	0	0	0

*All cash compensation paid as salaries to our officers and directors were paid by our sole operating entity, Film Opticals of Canada Limited, for services performed by the above mentioned individuals to Film Opticals of Canada Limited.

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2007, or 2006. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”).

Outstanding Equity Awards

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us or any subsidiary, any change in control of us, or a change in the person’s responsibilities following a change in control of us.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of our common stock as of December 31, 2007, and to the date hereof:

Ownership of Principal Shareholders

		Amount and
		Nature of
Title of	Name and Address of	Beneficial	Percent
Class	Beneficial Owner	Owner	of Class
Common	Jenson Services*	1,548,390	29%
	4685 Highland Dr. Suite 202
	Salt Lake City, UT 84117
Common	Duane S. Jenson*	427,090	8%
	156 E. Park Way
	Midway, UT 84049
Common	Travis T. Jenson	1,305,046	25%
	9103 Jeremy Ranch Road
	Park City, UT 84098
Common	Thomas J. Howells	722,636	14%
	9706 South Ruskin Circle
	Sandy, UT 84092

* Mr. Duane S. Jenson may be deemed beneficial owner of these shares due to his relationship with Jenson Services, Inc. Mr. Jenson is CEO and owner of Jenson Services, Inc.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2007, and to the date hereof:

Ownership of Management

		Amount and
		Nature of
Title of	Name and Address of	Beneficial	Percent
Class	Beneficial Owner	Owner	of Class
Common	Travis T. Jenson	1,305,046	25%
	9103 Jeremy Ranch Road
	Park City, UT 84098
Common	Thomas J. Howells	722,636	14%
	9706 South Ruskin Circle
	Sandy, UT 84092
Common	Harold T. Jenson	0	0%
	848 E. Hudson Ave.
	Salt Lake City, UT 84106

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of us.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

We have no parents.

Transactions with Promoters and Control Persons

There were no material transactions, or series of similar transactions, during our last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

Incorporated by Reference

8-K Current Report dated May 5, 2000, as filed on May 9, 2000, for information relating to Film Opticals of Canada’s termination of Ontario Justice Court protection and a change our auditors, as respectively described in Item I, Part I and Item 8, Part II, above.*

Form 8-K Current Report as filed on or about December 8, 2004, which included a copy of our Proxy Statement which was mailed to our shareholders on or about December 8, 2004, as described in Item I, Part I, Part II, Item 5 and Part II, Item 12.*

Form 8-K/A1 Current Report as filed on or about December 9, 2004 which included a copy of our Proxy Statement which was mailed to our shareholders on or about December 8, 2004., as described in Item I,

Part I, Part II, Item 5 and part III, Item 12.*

Form 8-K/A2 Current Report as filed on or about January 4, 2005, concerning the sale of substantially all of our assets.*

Form 8-K Current Report on November 2, 2007, announcing the execution of a Letter of Intent to acquire EV Rental, LLC, a California limited liability company.*

*Summaries of all exhibits and documents incorporated by reference contained in this Annual Report are modified in their entirety by reference to these Exhibits.

Attached

EX 3.1 Restated Articles of Incorporation.

EX 31.1 Certification of Travis T. Jenson, our Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX 31.2 Certification of Thomas J. Howells, our Company’s Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX 32 Certification of Travis T. Jenson and Thomas J. Howells pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX 99.1 Code of Ethics, adopted by our Board of Directors on or about March 16, 2006.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2007, and 2006:

Fee Category	2007	2006
Audit Fees	$5,140	$5,140
Audit-related Fees	$0	$0
Tax Fees	$375	$395
All Other Fees	$0	$0
Total Fees	$5,515	$5,535

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, our Company caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC X CALIBUR, INC.

Date:	03/03/08	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

In accordance with the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:

TC X CALIBUR, INC.

Date:	03/03/08	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	03/03/08	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary, Treasurer and Director