Form 10-Q
period 2008-06-30
TC X CALIBUR INC
filed 2008-07-29
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2008

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Not applicable.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 22, 2008
Common Capital Voting Stock, $0.001 par value per share	5,300,164 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2008

C O N T E N T S

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

Prepaid Expenses	$1,200	$1,200
Total Assets	$1,200	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$401	$1,382
Payable to related parties	56,805	45,660
Total Current Liabilities	57,206	47,042
Total Liabilities	57,206	47,042

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 5,300,164 shares issued and outstanding	5,300	5,300
Additional Paid-In Capital	609,700	609,700
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(57,121)	(46,957)
Total Stockholders’ Equity (Deficit)	(56,006)	(45,842)
Total Liabilities and Stockholders' Equity (Deficit)	$1,200	$1,200

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2008 and 2007 and

for the Period from Reactivation (January 1, 2005) through June 30, 2008

(Unaudited)

	For the	For the	For the	For the	From
	Three Months	Three Months	Six Months	Six Months	reactivation
	Ended	Ended	Ended	Ended	(01/01/05)
	June 30,	June 30,	June 30,	June 30,	through
	2008	2007	2008	2007	6/30/2008

Revenues	$—	$—	$—	$—	$—
General and Administrative Expenses	1,772	944	10,164	4,578	57,121
Net Income (loss) from operations before taxes	(1,772)	(944)	(10,164)	(4,578)	(57,121)
Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(1,772)	$(944)	$(10,164)	$(4,578)	$(57,121)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	5,300,164	5,300,164	5,300,164	5,300,164	5,300,164

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2008 and 2007 and

for the Period from Reactivation (January 1, 2005) through June 30, 2008

(Unaudited)

	For the	For the	From
	Six Months	Six Months	reactivation
	Ended	Ended	(01/01/05)
	June 30,	June 30,	through
	2008	2007	06/30/08
Cash Flows From Operating Activities
Net income (loss)	$(10,164)	$(4,578)	$(57,121)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	—	18,750

Increase in Pre-Paid Expense	—		(1,200)

Increase (decrease) in:
Accounts payable	(981)	—	(26)
Payables to related parties	11,145	4,578	39,597

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$—	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the period ended June 30, 2008, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $6,858 during the quarter. The balance due the shareholder is $56,805 as of June 30, 2008. The unsecured loan bears no interest and is due on demand.

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

In May 2008 the FASB released SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and the Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization. Because a principal shareholder has been paying all of the operating expenses, management does not anticipate that we will have to raise additional funds during the next 12 months.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol TCXB.OB.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

We had no operations during the quarterly period ended June 30, 2008, nor do we have operations as of the date of this filing. In the quarterly period ended June 30, 2008, we had sales of $0, compared to the quarterly period ended June 30, 2007, with sales of $0. General and administrative expenses were $1,772 for the June 30, 2008, period compared to $944 for the June 30, 2007, period. General and administrative expenses for the three months ended June 30, 2008, were comprised mainly of accounting and legal fees. We had a net loss of $1,772 for the June 30, 2008, period compared to a net loss of $944 for the June 30, 2007, period.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

We had no operations during the six month period ended June 30, 2008, nor do we have operations as of the date of this filing. General and administrative expenses were $10,164 for the June 30, 2008, period compared to $4,578 for the June 30, 2007, period. General and administrative expenses for the six months ended June 30, 2008, were comprised mainly of accounting, legal and operating fees. We had net loss of $10,164 for the June 30, 2008, period compared to a net loss of $4,578 for the June 30, 2007, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During the quarterly period ended June 30, 2008, expenses were paid by a principal stockholder in the amount of $6,858, and during the quarterly period ended June 30, 2007, additional expenses paid by a principal stockholder totaled $3,389. The aggregate amount of $56,805 is outstanding as of June 30, 2008, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Off-balance Sheet Arrangements

None; not applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TC X CALIBUR, INC.

(Issuer)

Date:	07/22/08	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	07/22/08	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary, Treasurer and Director