Form 10-Q
period 2008-09-30
TC X CALIBUR INC
filed 2008-11-12
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2008

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 7, 2008
Common Capital Voting Stock, $0.001 par value per share	5,300,164 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

September 30, 2008

C O N T E N T S

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

Prepaid Expenses	$1,200	$1,200
Total Assets	$1,200	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$1,470	$1,382
Payable to related parties	58,824	45,660
Total Current Liabilities	60,294	47,042
Total Liabilities	60,294	47,042

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 5,300,164 shares issued and outstanding	5,300	5,300
Additional Paid-In Capital	609,700	609,700
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(60,209)	(46,957)
Total Stockholders’ Equity (Deficit)	(59,094)	(45,842)
Total Liabilities and Stockholders' Equity (Deficit)	$1,200	$1,200

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2008 and 2007 and

for the Period from Reactivation (January 1, 2005) through September 30, 2008

(Unaudited)

	For the	For the	For the	For the	From
	Three Months	Three Months	Nine Months	Nine Months	reactivation
	Ended	Ended	Ended	Ended	(01/01/05)
	September 30,	September 30,	September 30,	September 30,	through
	2008	2007	2008	2007	9/30/2008

Revenues	$—	$—	$—	$—	$—
General and Administrative Expenses	3,088	680	13,252	5,258	60,209
Net Income (loss) from operations before taxes	(3,088)	(680)	(13,252)	(5,258)	(60,209)
Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(3,088)	$(680)	$(13,252)	$(5,258)	$(60,209)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	5,300,164	5,300,164	5,300,164	5,300,164	5,300,164

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2008 and 2007 and

for the Period from Reactivation (January 1, 2005) through September 30, 2008

(Unaudited)

	For the	For the	From
	Nine Months	Nine Months	reactivation
	Ended	Ended	(01/01/05)
	September 30,	September 30,	through
	2008	2007	09/30/08
Cash Flows From Operating Activities
Net income (loss)	$(13,252)	$(5,258)	$(60,209)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	—	18,750

Increase in Pre-Paid Expense	—		(1,200)

Increase (decrease) in:
Accounts payable	88	—	1,043
Payables to related parties	13,164	5,258	41,616

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$—	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the period ended September 30, 2008, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $2,019 during the quarter. The balance due the shareholder is $58,824 as of September 30, 2008. The unsecured loan bears no interest and is due on demand.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

We had no operations during the quarterly period ended September 30, 2008, nor do we have operations as of the date of this filing. In the quarterly period ended September 30, 2008, we had sales of $0, compared to the quarterly period ended September 30, 2007, with sales of $0. General and administrative expenses were $3,088 for the September 30, 2008, period compared to $680 for the September 30, 2007, period. General and administrative expenses for the three months ended September 30, 2008, were comprised mainly of accounting and legal fees. We had a net loss of $3,088 for the September 30, 2008, period compared to a net loss of $680 for the September 30, 2007, period.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

We had no operations during the nine month period ended September 30, 2008, nor do we have operations as of the date of this filing. General and administrative expenses were $13,252 for the September 30, 2008, period compared to $5,258 for the September 30, 2007, period. General and administrative expenses for the nine months ended September 30, 2008, were comprised mainly of accounting, legal and operating fees. We had a net loss of $13,252 for the September 30, 2008, period compared to a net loss of $5,258 for the September 30, 2007, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us. During the quarterly period ended September 30, 2008, expenses were paid by a principal shareholder in the amount of $2,019, and during the quarterly period ended September 30, 2007, additional expenses paid by a principal shareholder totaled $680. The aggregate amount of $58,824 is outstanding as of September 30, 2008, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

On or about September 11, 2008, we voluntarily filed a Form 10 Registration Statement with the Securities and Exchange Commission which shall be effective sixty days later or approximately November 10, 2008.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC X CALIBUR, INC.

(Issuer)

Date:	11/07/08	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	11/07/08	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary, Treasurer and Director