Form 10-K
period 2008-12-31
TC X CALIBUR INC
filed 2009-03-11
CIK 847015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. – 33-29139

TC X CALIBUR, INC

(Exact Name of registrant as specified in its Charter)

Nevada	87-0474017
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4685 S. Highland Drive, Suite 202, Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐	(2) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.18) on December 31, 2008, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 1,297,002 shares of common voting stock held by non-affiliates, valued in the aggregate at $233,460.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of January 27, 2009, the Registrant had 5,300,164 shares of common stock outstanding.

Documents Incorporated by Reference

See Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “TC X Calibur, Inc.,” “TC X,” the “Company,” “we,” “us,” “our” and words of similar import) refer to TC X Calibur, Inc., the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which TC X Calibur, Inc. may participate, competition within The Company’s chosen industry, technological advances and failure by us to successfully develop business relationships.

PART I

ITEM 1. BUSINESS

Business Development

TC X Calibur, Inc. was organized under the laws of the State of Nevada on October 27, 1988, under the name “Extant Investments, Inc.”

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

•

Film Opticals of Canada’s proposal under its Notice of Intention to Make a Proposal was ultimately accepted by the Ontario Justice Court on April 25, 2000. A copy of the Certificate of Full Performance of Proposal executed by the Trustee was filed as Exhibit 99 to our 8-K Current Report dated May 5, 2000, and is incorporated herein by this reference, in Part IV, Item 15..

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

•

On or about December 28, 2004, pursuant to resolutions adopted by our Board of Directors and approved by the holders of a majority our outstanding shares of common stock, we sold substantially all of our assets by the conveyance of our wholly-owned subsidiary, Film Opticals (and its subsidiary, Film Opticals of Canada), and our film library (“Film Library”), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada (“New Film Opticals”), and a wholly-owned subsidiary of Berliner Holdings, Inc. (“Berliner”). Berliner was wholly-owned by our then President, Claus Voellmecke. As consideration of the purchase and sale of these assets, Berliner agreed to cancel 500,000 shares of our common stock that it owned and agreed, together with New Film Opticals, to assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them. For additional information, please see our 8-K Current Report, our 8-K/A-1 Current Report and our 8-K/A-2 Current Report that have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively, and which include a copy of the Definitive Proxy Statement that was mailed to our stockholders on or about December 8, 2004, copies of which are incorporated herein by this reference. See Part IV, Item 15.

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

•

On November 2, 2007, we announced the execution of a Letter of Intent to acquire EV Rental, LLC, a California limited liability company. See Part IV, Item 15. On March 3, 2008, we terminated our obligations under the Letter of Intent.

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

•	On February 28, 2008, we filed Restated Articles of Incorporation with the State of Nevada, a copy of which is incorporated herein by reference. See Part IV, Item 15.

•

On September 11, 2008, we filed a registration statement on Form 10 of the Securities and Exchange Commission (the “SEC”) registering our $0.001 par value common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This registration statement became effective on or about November 9, 2008. See Part IV, Item 15.

Description of Business

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

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.

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

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity with us.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger. There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since December 2004.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations and produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard. However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

On September 11, 2008, we filed a registration statement on Form 10 of the SEC registering our $0.001 par value common stock under Section 12(g) of the Exchange Act. This registration statement became effective on or about November 9, 2008.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Number of Total Employees and Number of Full Time Employees

None.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov. Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

PART II

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2: PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of our President, Travis T. Jenson, and are currently provided at no cost. Because we have had no business, our activities have been limited to keeping us in good standing in the State of Nevada and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

ITEM 3: LEGAL PROCEEDINGS

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD” [now “FINRA”] ) under the symbol “TCXB.” There is currently no established trading market for our shares of common stock. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” below.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2007	High	Low
January 3 – March 30.30		.22
April 2 – June 29.30		.25
July 2 – September 28.25		.25
October 1 – December 28.25		.25
December 31 (after 2.3943 for 1 split)	.25
2008
January 2 – March 31.30		.20
April 1 – June 30.20		.20
July 1 – September 30.20		.20
October 1 – December 31.20		.10

These prices were obtained from the National Quotation Bureau, Inc. (the “NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have 144 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities for the year ended December 31, 2008.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•     Current public information,

•     Volume limitations,

•     Manner of sale requirements for equity securities, and

•     Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•     Current public information,

•     Volume limitations,

•     Manner of sale requirements for equity securities, and

•     Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i) Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)	This section is not available for the resale of securities initially issued by an issuer defined below:

(i)   An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)	No or nominal operations; and

(B)	Either :

(1) No or nominal assets;
(2) Assets consisting solely of cash and cash equivalents; or
(3) Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)	An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)           Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)           The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates.  It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect The Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

When and if a business will commence or an acquisition made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to us at terms acceptable to us. The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process and could cost between $5,000 and $25,000. These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that it can raise funds, if needed.

Liquidity and Capital Resources

The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During the year ended December 31, 2008, expenses were paid by a principal stockholder in the amount of $15,406. During the same period in 2007, additional expenses by a principal stockholder totaled $7,723. The aggregate amount of $61,066 outstanding as of December 31, 2008, is unsecured and is due on demand. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

At December 31, 2008, the Company had prepaid expenses of $1,200. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

During the year ended December 31, 2008, we had a net loss of $14,696, resulting from operations. During this same period ending December 31, 2007, we had a net loss of $7,905, also resulting from operations. The increase in net loss is due to the Company’s efforts to comply with new Sarbanes Oxley controls and increased auditing costs. Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2008.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TC X CALIBUR, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	15
Consolidated Balance Sheets	16
Consolidated Statements of Operations	17
Consolidated Statements of Stockholders’ Deficit	18
Consolidated Statements of Cash Flows	19
Notes to Consolidated Financial Statements	20

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

TC X Calibur, Inc. [a development stage company]

We have audited the accompanying consolidated balance sheets of TC X Calibur, Inc. [a development stage company] as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007, and for the period from reactivation [January 2005] through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC X Calibur, Inc. [a development stage company] as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008 and 2007, and for the period from reactivation through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss and negative operating cash flows as of December 31, 2008. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

February 24, 2009

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
	(Audited)	(Audited)

ASSETS

Prepaid Expenses	$1,200	$1,200
Total Assets	$1,200	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$672	$1,382
Payable to related parties	61,066	45,660
Total Current Liabilities	61,738	47,042
Total Liabilities	61,738	47,042

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 5,300,164 shares issued and outstanding	5,300	5,300
Additional Paid-In Capital	609,700	609,700
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(61,653)	(46,957)
Total Stockholders’ Equity (Deficit)	(60,538)	(45,842)
Total Liabilities and Stockholders' Equity (Deficit)	$1,200	$1,200

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007, and for the Period from

Reactivation (January 1, 2005) through December 31, 2008

			From
	For the	For the	reactivation
	Year	Year	(01/01/05)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenues	$—	$—	$—
General and Administrative Expenses	14,696	7,905	61,653
Net Income (loss) from operations before taxes	(14,696)	(7,905)	(61,653)
Provision for Income Taxes	—	—	—
Net Income (Loss)	$(14,696)	$(7,905)	$(61,653)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	5,300,164	5,300,164	5,300,164

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2008 and 2007, and for the Period from

Reactivation (January 1, 2005) through December 31, 2008

					Accumulated
			Additional		Deficit During	Net
	Number of	Common	Paid-in	Accumulated	Development	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Equity (Deficit)
Balance, January 1, 2005	2,213,623	$2,214	$612,786	$(613,885)	$—	$1,115
December 27, 2007 - Effect of
forward split - 2.3943 for 1	3,086,541	$3,086	$(3,086)
Net loss for the year ended
December 31, 2005					(32,564)	(32,564)
Balance, December 31, 2005	5,300,164	$5,300	$609,700	$(613,885)	$(32,564)	$(31,449)
Net loss for the year ended
December 31, 2006					(6,488)	(6,488)
Balance, December 31, 2006	5,300,164	$5,300	$609,700	$(613,885)	$(39,052)	$(37,937)
Net loss for the year ended
December 31, 2007					(7,905)	(7,905)
Balance, December 31, 2007	5,300,164	$5,300	$609,700	$(613,885)	$(46,957)	$(45,842)
Net loss for the year ended
December 31, 2008					(14,696)	(14,696)
Balance, December 31, 2008	5,300,164	$5,300	$609,700	$(613,885)	$(61,653)	$(60,538)

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007, and for the Period from

Reactivation (January 1, 2005) through December 31, 2008

			From
	For the	For the	reactivation
	Year	Year	(01/01/05)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash Flows From Operating Activities
Net income (loss)	$(14,696)	$(7,905)	$(61,653)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	—	18,750

Increase in Pre-Paid Expense	—	(1,200)	(1,200)

Increase (decrease) in:
Accounts payable	(710)	1,382	245
Payables to related parties	15,406	7,723	43,858

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$—	$18,750

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2008

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

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, TCX Acquisition Corp. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending December 31, 2008 the Company did not have non-cash investing or financing activities.

(c) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability. At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

We adopted the Financial Accounting Standards Board “FASB” Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, we have reviewed our tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities; therefore the implementation of this standard has not had a material effect on the Company.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2008 and 2007, no income tax expense had been incurred.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2008.

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

(g) Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Accordingly the Company shall recognize revenues when earned which shall be as products or services are delivered to customers. The Company shall also record accounts receivable for revenue earned but not yet collected. An allowance for bad debts shall be provided based on estimated losses. For revenue received in advance of service the Company shall record a current liability as deferred revenue until the earnings process is complete.

(h) Impact of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company is currently determining what impact the application of SFAS 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company will elect not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 is adopted on January 1, 2008. As a result, implementation of SFAS 159 will have no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s financial statements and it does not intend to adopt this standard early.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

NOTE 2 LIQUIDITY/GOING CONCERN

The Company is a development stage enterprise and has accumulated operating losses since reactivation of $61,653, and has had negative cash flows from operating activities during the period from reactivation [January 2005] through December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008 and 2007, the Company borrowed $15,406 and $7,723, respectively from an investor to pay operating expenses. The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of December 31, 2008 and 2007 is $61,066 and $45,660, respectively.

NOTE 4 EQUITY

Effective December 27, 2007, the Company effected a forward split of its outstanding common stock on a basis of 2.3943 for one, while retaining the current par value of $0.001. All fractional shares were rounded up to the nearest whole share. The Company retroactively applied the effects of the forward split to all periods presented.

NOTE 5 INCOME TAXES

No provision has been made for income taxes in the financial statements because the Company has incurred net operating losses to be carried forward and is incorporated in the State of Nevada, which does not levy a Corporate Income Tax. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2008 are summarized below.

	Deductible
Deferred Tax Asset	Amount	Rate	Tax
Net Operating Loss Carryforward
Federal	673,494	34%	228,988
Valuation Allowance			(228,988)
Deferred Tax Asset			$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The valuation allowance has increased $4,997, from $223,991, as of December 31, 2008.

The Company has the following operating loss carry forwards available at December 31, 2008:

Operating Losses
Expires	Amount
2020	$38,250
2021	12,382
2022	17,151
2023	14,274
2024	529,784
2025	32,564
2026	6,488
2027	7,905
2028	14,696
Total	$673,494

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

	Years ended December 31,
	2008	2007
Federal Statutory Income Tax Rate	15%	15%
Valuation Allowance	(15%)	(15%)
Effective income tax rate	0%	0%

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company has evaluated its uncertain tax positions as required by FIN 48 and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2008 is presented in the table below:

Balance as of January 1, 2008	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of December 31, 2008	$0.00

The Company has filed income tax returns in the U.S. and Canada. All years prior to 2005 are closed by expiration of the statute of limitations. The tax year ended December 31, 2005, will close by expiration of the statute of limitations on April 5, 2009. The years ended December 31, 2006, 2007, and 2008 are open for examination.

NOTE 5 OFFICE LEASE

The Company offices for 2008 were those of President, Travis T. Jenson, and are provided at no cost. The shareholder incurs no incremental costs in providing this office space to the Company.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T): CONTROLS AND PROCEDURES

Our management, with the participation of our President and Secretary/Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

ITEM 9B: OTHER INFORMATION

On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons and there are no disagreements with the Company. The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

For additional information, please see Part IV, Item 15, which references our 8-K Current Report dated January 20, 2009, regarding the resignation of Thomas J. Howells.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Travis T. Jenson	36	President & Director	September 2005
Jason Jenson	33	Secretary, Treasurer & Director	January 2009
Harold T. Jenson	39	Director	September 2005

On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons and there are no disagreements with the Company. The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

Background and Business Experience

Travis T. Jenson, President and director, is 36 years old. Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. degree.  Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and financial consulting firm. Mr. Jenson has served on the board of a number of public companies and within the last three years was the Secretary, Treasurer, CFO and director of Autostrada Motors, Inc., a Utah corporation, until its reorganization in October, 2006.  Mr. Jenson is also the President and a director of Jenson Services.

Jason Jenson, Secretary, Treasurer and director, is 33 years of age. Mr. Jenson graduated in 1997 from the University of Utah. From 2002 to present, Mr. Jenson has been owner and President of Highmark Enterprises, a Salt Lake City, Utah, construction company.

Harold T Jenson, director, is 39 years old. Mr. Jenson is a graduate of Montana State University, in Billings, Montana. Mr. Jenson is the owner/operator of HJJ Construction, LLC, a Utah limited liability corporation which specializes in the construction of custom homes along the Wasatch Front and in Park City and Deer Valley, Utah.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

Travis T., Jason, and Harold T. Jenson are cousins. Additionally, Travis T. Jenson is the son and Jason and Harold T. Jenson are nephews of Duane S. Jenson, a majority shareholder of the Company. Other than the aforementioned, there are no family relationships between any current directors or executive officers of our Company, either by blood or by marriage.

Involvement in Other Public Companies

Travis T. Jenson has served on the board of a number of public companies and within the last three years was the Secretary, Treasurer, CFO and director of Autostrada Motors, Inc., a Utah corporation, until its reorganization in October, 2006. During the past five years, Jason Jenson has served on the following publicly traded companies: from September 1994 to May 2006 he served as the Treasurer, Secretary and Chief Financial Officer of Lentec Imaging, Inc., a Nevada corporation, until it became RTO Holdings and is now Orion Ethanol; Mr. Jenson also served as Secretary and a Director for Formula Footwear, a Utah corporation, from March 1999 until April 2004 when it became VSUS Technologies; Mr. Jenson served as Secretary and a Director for Centroid Consolidate Mines, Inc., a Nevada corporation, from May 1999 to July 2004, at which time it became Egene, Inc.

Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or founder or control person of the Company:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

•

was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2008, the following were filed timely:

Name	Type	Filed
Duane S. Jenson	Form 3	November 10, 2008
Travis T. Jenson	Form 3	November 10, 2008
Thomas J. Howells	Form 3	November 10, 2008
Jenson Services Inc.	Form 3	November 10, 2008

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers. Our Code of Ethics was filed as Exhibit 14 to our Annual Report for the year ended December 31, 2006. See Part IV, Item 15, of this Annual Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of material operations and the fact that we presently have only three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we presently have only three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2008, or 2007. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”). The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Travis T. Jenson	12/31/08	0	0	0	0	0	0	0	0
President, Director	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0
	12/31/05	0	0	9,375	0	0	0	0	9,375

Thomas J. Howells*	12/31/08	0	0	0	0	0	0	0	0
Secretary, Treasurer	12/31/07	0	0	0	0	0	0	0	0
Director	12/31/06	0	0	0	0	0	0	0	0
	12/31/05	0	0	9,375	0	0	0	0	9,375

Harold T. Jenson	12/31/08	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0
	12/31/05	0	0	0	0	0	0	0	0

* On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons and there are no disagreements with the Company. The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2008.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of November 10, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 5,300,164 shares of common stock outstanding at that date.

Beneficial Owners

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Travis T. Jenson(2)	1,305,046	24.62%
	President and Director
	9103 Jeremy Ranch Road
	Park City, Utah 84098
Common	Thomas J. Howells(2)(3)	722,636	13.63%
	Secretary, Treasurer and Director
	9706 South Ruskin Circle
	Sandy, Utah 84092
Common	Duane S. Jenson(1)	427,090	8.06%
	156 E. Valais Parkway
	Midway, Utah 84049
Common	Jenson Services Inc.(1)(2)	1,548,390	29.21%
	4685 S. Highland Dr., Suite 202
	Salt Lake City, Utah 84117

(1) Mr. Duane S. Jenson may be deemed beneficial owner of these shares due to his relationship with Jenson Services, Inc. Mr. Jenson is CEO and owner of Jenson Services, Inc.

(2) Travis T. Jenson and Thomas J. Howells may also be deemed to be the beneficial owners of the shares of Jenson Services. Travis T. Jenson is the President and a director of Jenson Services, and Thomas J. Howells is the Secretary/Treasurer and a director of Jenson Services.

(3) On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons and there are no disagreements with the Company. The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Travis T. Jenson	1,305,046	24.62%
	President and Director
	9103 Jeremy Ranch Road
	Park City, Utah 84098
Common	Thomas J. Howells*	722,636	13.63%
	Secretary, Treasurer and Director
	9706 South Ruskin Circle
	Sandy, Utah 84092
Common	Harold T. Jenson	0	0%
	848 E. Hudson Ave.
	Salt Lake City, Utah 84106

* On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons and there are no disagreements with the Company. The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company. However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Issuer

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$9,784	$5,140
Audit-related Fees	$0	$0
Tax Fees	$390	$375
All Other Fees	$0	$0
Total Fees	$10,174	$5,515

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)      Financial Statements. See the audited financial statements for the year ended December 31, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Articles of Incorporation(2)
3.2	Bylaws(2)
14.1	Code of Ethics(1)
20.1	Form 8-K – Current Report filed on or about May 5, 2000.(2)

20.1         Form 8-K – Current Report filed on or about January 20, 2009, announcing the resignation of Thomas J. Howells as Secretary, Treasurer and director and the election of Jason Jenson to the vacated position.(2)

20.1         Form 10- – Registration statement on Form 10- registering the Company’s $0.001 par value common stock under Section 12(g) of the Exchange Act.(2)

31.1         Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2         Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.2         Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)  Filed with our initial Form 10-KSB for December 31, 2006, and incorporated herein by reference.

(2)  Incorporated herein by reference.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC X CALIBUR, INC.

Date:	03/05/09	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TC X CALIBUR, INC.

Date:	03/05/09	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	03/05/09	By:	/s/Harold T. Jenson
Director