Form 10-Q
period 2009-03-31
TC X CALIBUR INC
filed 2009-05-07
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2009

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 6, 2009
Common Capital Voting Stock, $0.001 par value per share	5,300,164 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2009

C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

TC X CALIBUR, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Prepaid Expenses	$1,200	$1,200
Total Assets	$1,200	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$880	$672
Payable to related parties	64,388	61,066
Total Current Liabilities	65,268	61,738
Total Liabilities	65,268	61,738

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 5,300,164 shares issued and outstanding	5,300	5,300
Additional Paid-In Capital	609,700	609,700
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(65,183)	(61,653)
Total Stockholders’ Equity (Deficit)	(64,068)	(60,538)
Total Liabilities and Stockholders' Equity (Deficit)	$1,200	$1,200

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008 and

for the Period from Reactivation (January 1, 2005) through March 31, 2009

(Unaudited)

	For the	For the	From
	Three Months	Three Months	reactivation
	Ended	Ended	(01/01/05)
	March 31,	March 31,	through
	2009	2008	3/31/2009

Revenues	$—	$—	$—
General and Administrative Expenses	3,530	8,392	65,183
Net Income (loss) from operations before taxes	(3,530)	(8,392)	(65,183)
Provision for Income Taxes	—	—	—
Net Income (Loss)	$(3,530)	$(8,392)	$(65,183)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	5,300,164	5,300,164	5,300,164

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2009 and 2008 and

for the Period from Reactivation (January 1, 2005) through March 31, 2009

(Unaudited)

	For the	For the	From
	Three Months	Three Months	reactivation
	Ended	Ended	(01/01/05)
	March 31,	March 31,	through
	2009	2008	03/31/09
Cash Flows From Operating Activities
Net income (loss)	$(3,530)	$(8,392)	$(65,183)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	—	18,750

Increase in Pre-Paid Expense	—		(1,200)

Increase (decrease) in:
Accounts payable	208	4,105	453
Payables to related parties	3,322	4,287	47,180

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$—	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended March 31, 2009, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $3,322 during the quarter. The balance due the shareholder is $64,388 as of March 31, 2009. The unsecured loan bears no interest and is due on demand.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141R will impact the valuation of business acquisitions made in 2009 and forward. The Company adopted SFAS No. 160 on January 1, 2009. As a result, implementation of SFAS No. 160 had no impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted SFAS No. 161 on January 1, 2009. Implementation of SFAS No. 161 had no impact on the Company’s condensed consolidated financial statements.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

We had no operations during the quarterly period ended March 31, 2009, nor do we have operations as of the date of this filing. In the quarterly period ended March 31, 2009, we had sales of $0, compared to the quarterly period ended March 31, 2008, with sales of $0. General and administrative expenses were $3,530 for the March 31, 2009, period compared to $8,392 for the March 31, 2008, period. General and administrative expenses for the three months ended March 31, 2009, were comprised mainly of accounting, legal and other office fees. The general and administrative expenses for the 2009 quarterly period over the 2008 quarterly period was limited to decreased accounting costs. We had a net loss of $3,530 for the March 31, 2009, period compared to a net loss of $8,392 for the March 31, 2008, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us. During the quarterly period ended March 31, 2009, expenses were paid by a principal shareholder in the amount of $3,322, and during the quarterly period ended March 31, 2008, additional expenses paid by a principal shareholder totaled $4,287. The aggregate amount of $64,388 is outstanding as of March 31, 2009, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

On January 20, 2009, Thomas J. Howells tendered his resignations as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons, and there were no disagreements with the Company that resulted in his resignations. The Company accepted these resignations and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancies created by the resignations of Mr. Howells. Jason Jenson is a cousin to Travis T. Jenson, our President and director, and Harold T. Jenson, also a director. Additionally, Jason is a nephew of Duane S. Jenson, a majority shareholder of the Company.

For additional information, please see Part II, Item 6, of this Quarterly Report, which references our 8-K Current Report dated January 20, 2009, regarding the resignations of Thomas J. Howells.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

(b) Reports on Form 8-K

Form 8-K Current Report dated January 20, 2009, regarding the resignation of Thomas J. Howells.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC X CALIBUR, INC.

(Issuer)

Date:	05/06/09	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	05/06/09	By:	/s/Harold T. Jenson
Harold T. Jenson, Director