Form 10-Q
period 2009-06-30
TC X CALIBUR INC
filed 2009-08-11
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2009

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 31, 2009
Common Capital Voting Stock, $0.001 par value per share	5,300,164 shares

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

June 30, 2009

C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

TC X CALIBUR, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Prepaid Expenses	$1,200	$1,200
Total Assets	$1,200	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$250	$672
Payable to related parties	66,218	61,066
Total Current Liabilities	66,468	61,738
Total Liabilities	66,468	61,738

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 5,300,164 shares issued and outstanding	5,300	5,300
Additional Paid-In Capital	609,700	609,700
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(66,383)	(61,653)
Total Stockholders’ Equity (Deficit)	(65,268)	(60,538)
Total Liabilities and Stockholders' Equity (Deficit)	$1,200	$1,200

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2009 and 2008 and

for the Period from Reactivation (January 1, 2005) through June 30, 2009

(Unaudited)

					From
	For the	For the	For the	For the	reactivation
	Three Months	Three Months	Six Months	Six Months	(01/01/05)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$—
General and Administrative Expenses	1,200	1,772	4,730	10,164	66,383
Net Income (loss) from operations before taxes	(1,200)	(1,772)	(4,730)	(10,164)	(66,383)
Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(1,200)	$(1,772)	$(4,730)	$(10,164)	$(66,383)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	5,300,164	5,300,164	5,300,164	5,300,164	5,300,164

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008 and

for the Period from Reactivation (January 1, 2005) through June 30, 2009

(Unaudited)

			From
	For the	For the	reactivation
	Six Months	Six Months	(01/01/05)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash Flows From Operating Activities
Net income (loss)	$(4,730)	$(10,164)	$(66,383)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	—	18,750

Increase in Pre-Paid Expense	—	—	(1,200)

Increase (decrease) in:
Accounts payable	(422)	(981)	(177)
Payables to related parties	5,152	11,145	49,010

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$—	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended June 30, 2009, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $1,830 during the quarter. The balance due the shareholder is $66,218 as of June 30, 2009. The unsecured loan bears no interest and is due on demand.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

We had no operations during the quarterly period ended June 30, 2009, nor do we have operations as of the date of this filing. In the quarterly period ended June 30, 2009, we had sales of $0, compared to the quarterly period ended June 30, 2008, with sales of $0. General and administrative expenses were $1,200 for the June 30, 2009, period compared to $1,772 for the June 30, 2008, period. General and administrative expenses for the three months ended June 30, 2009, were comprised mainly of accounting and other office fees. The general and administrative expenses for the 2009 quarterly period over the 2008 quarterly period was limited to decreased legal costs. We had a net loss of $1,200 for the June 30, 2009, period compared to a net loss of $1,772 for the June 30, 2008, period.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

We had no operations during the six month period ended June 30, 2009, nor do we have operations as of the date of this filing. General and administrative expenses were $4,730 for the June 30, 2009, period compared to $10,164 for the June 30, 2008, period. General and administrative expenses for the six months ended June 30, 2009, were comprised mainly of accounting, legal and operating fees. The decrease in general and administrative expenses for the 2009 six month period over the 2008 six month period was limited to decreased legal costs. We had a net loss of $4,730 for the June 30, 2009, period compared to a net loss of $10,164 for the June 30, 2008, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us. During the quarterly period ended June 30, 2009, expenses were paid by a principal shareholder in the amount of $1,830, and during the quarterly period ended June 30, 2008, additional expenses paid by a principal shareholder totaled $6,858. The aggregate amount of $66,218 is outstanding as of June 30, 2009, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

TC X CALIBUR, INC.

(Issuer)

Date:	07/31/09	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

07/31/09	By:	/s/Harold T. Jenson
Harold T. Jenson, Director