Form 10-Q
period 2009-09-30
TC X CALIBUR INC
filed 2009-11-09
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMIS SION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 9, 2009
Common Capital Voting Stock, $0.001 par value per share	5,300,164 shares

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

September 30, 2009

C O N T E N T S

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Operations

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

TC X CALIBUR, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Prepaid Expenses	$1,200	$1,200
Total Assets	$1,200	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$125	$672
Payable to related parties	67,553	61,066
Total Current Liabilities	67,678	61,738
Total Liabilities	67,678	61,738

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 5,300,164 shares issued and outstanding	5,300	5,300
Additional Paid-In Capital	609,700	609,700
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(67,593)	(61,653)
Total Stockholders’ Equity (Deficit)	(66,478)	(60,538)
Total Liabilities and Stockholders' Equity (Deficit)	$1,200	$1,200

See accompanying notes to financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2009 and 2008 and

for the Period from Reactivation (January 1, 2005) through September 30, 2009

(Unaudited)

					From
	For the	For the	For the	For the	reactivation
	Three Months	Three Months	Nine Months	Nine Months	(01/01/05)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$—
General and Administrative Expenses	1,210	3,088	5,940	13,252	67,593
Net Income (loss) from operations before taxes	(1,210)	(3,088)	(5,940)	(13,252)	(67,593)
Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(1,210)	$(3,088)	$(5,940)	$(13,252)	$(67,593)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	5,300,164	5,300,164	5,300,164	5,300,164	5,300,164

See accompanying notes to financial statements.

TC X CALIBUR, INC.

 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008 and

for the Period from Reactivation (January 1, 2005) through September 30, 2009

(Unaudited)

			From
	For the	For the	reactivation
	Nine Months	Nine Months	(01/01/05)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash Flows From Operating Activities
Net income (loss)	$(5,940)	$(13,252)	$(67,593)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	—	18,750

Increase in Pre-Paid Expense	—	—	(1,200)

Increase (decrease) in:
Accounts payable	(547)	88	(302)
Payables to related parties	6,487	13,164	50,345

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$—	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.

 (A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended September 30, 2009, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $1,335 during the quarter. The balance due the shareholder is $67,553 as of September 30, 2009. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which was primarily codified into Topic 801 “Business Combinations” in the ASC, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”), which was primarily codified into Topic 810 “Consolidations” in the ASC. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will impact the valuation of business acquisitions made in 2009 and forward.  The Company adopted SFAS No. 160 on January 1, 2009.  As a result, implementation of SFAS No. 160 had no impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted SFAS No. 161 on January 1, 2009. Implementation of SFAS No. 161 had no impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which was primarily codified into Topic 855 “Subsequent Events” in the ASC.  SFAS 165 establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009.  We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

NOTE 5 SUBSEQUENT EVENTS

On June 30, 2009, the Company adopted ASC Topic 855, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued and disclose in the notes the date through which the entity has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  ASC Topic 855defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (that is, recognized subsequent events), and the second type consists of events or transactions that provide additional evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events).

The Company has evaluated subsequent events through November 9, 2009, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended September 30, 2009.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

We had no operations during the quarterly period ended September 30, 2009, nor do we have operations as of the date of this filing.  In the quarterly period ended September 30, 2009, we had sales of $0, compared to the quarterly period ended September 30, 2008, with sales of $0. General and administrative expenses were $1,210 for the September 30, 2009, period compared to $3,088 for the September 30, 2008, period. General and administrative expenses for the three months ended September 30, 2009, were comprised mainly of accounting and other office fees.  The general and administrative expenses for the 2009 quarterly period over the 2008 quarterly period was limited to decreased professional fees.  We had a net loss of $1,210 for the September 30, 2009, period compared to a net loss of $3,088 for the September 30, 2008, period.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

We had no operations during the nine month period ended September 30, 2009, nor do we have operations as of the date of this filing.  General and administrative expenses were $5,940 for the September 30, 2009, period compared to $13,252 for the September 30, 2008, period.  General and administrative expenses for the nine months ended September 30, 2009, were comprised mainly of accounting, legal and operating fees.  The decrease in general and administrative expenses for the 2009 nine month period over the 2008 nine month period was limited to decreased professional fees.  We had a net loss of $5,940 for the September 30, 2009, period compared to a net loss of $13,252 for the September 30, 2008, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended September 30, 2009, expenses were paid by a principal shareholder in the amount of $1,335, and during the quarterly period ended September 30, 2008, additional expenses paid by a principal shareholder totaled $2,019. The aggregate amount of $67,553 is outstanding as of September 30, 2009, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

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

TC X CALIBUR, INC.

(Issuer)

Date:	11/09/09	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	11/09/09	By:	/s/Jason Jenson
Jason Jenson, Secretary/Treasurer, Director