Form 10-K/A
period 2008-12-31
TC X CALIBUR INC
filed 2009-12-04
CIK 847015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K-A1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

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

Documents Incorporated by Reference

See Item 15.

EXPLANATORY NOTE:  This amended Annual Report on Form 10-K-A1 is being filed for the sole purpose of correcting the 302 Certification erroneously signed by Harold T. Jenson, director, in our original Annual Report, filed with the Securities and Exchange Commission on or about March 5, 2009, and to incorporate the corrected 302 Certification signed by Jason Jenson, our Secretary/Treasurer and director.

FORWARD LOOKING STATEMENTS

In this amended Annual Report, references to “TC X Calibur, Inc.,” “TC X,” the “Company,” “we,” “us,” “our” and words of similar import) refer to TC X Calibur, Inc., the Registrant.

This amended Annual Report contains certain forward-looking statements and for this purpose any statements contained in this amended Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which TC X Calibur, Inc. may participate, competition within The Company’s chosen industry, technological advances and failure by us to successfully develop business relationships.

PART I

ITEM 1.  BUSINESS

Business Development

TC X Calibur, Inc. was organized under the laws of the State of Nevada on October 27, 1988, under the name “Extant Investments, Inc.”

The following are the material organizational business developments since inception:

•

Commencing on or about December 5, 1990, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission and a Prospectus dated as of such date, we offered and sold units consisting of common stock and warrants that was closed on January 31, 1991 .

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

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this amended Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect The Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this amended Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our plan of operation for the next 12 months is to: (i)consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this amended Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

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

At December 31, 2008, the Company had prepaid expenses of $1,200. See the Index to Financial Statements, Part II, Item 8, of this amended Annual Report.

During the year ended December 31, 2008, we had a net loss of $14,696, resulting from operations.  During this same period ending December 31, 2007, we had a net loss of $7,905, also resulting from operations.  The increase in net loss is due to the Company’s efforts to comply with new Sarbanes Oxley controls and increased auditing costs.  Except as described above, we have received no revenues in either of our two most recent calendar years.  See the Index to Financial Statements, Part II, Item 8, of this amended Annual Report.

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

166

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Our management, with the participation of our President and Secretary/Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this amended Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the amended Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

This amended Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this amended Annual Report.

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

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics was filed as Exhibit 14 to our Annual Report for the year ended December 31, 2006.  See Part IV, Item 15, of this amended Annual Report.

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

(a)(3)

Exhibits.  The following exhibits are filed as part of this amended Annual Report:

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

(2)  Incorporated herein by reference.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC X CALIBUR, INC.

Date:	12/04/09	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TC X CALIBUR, INC.

Date:	12/04/09	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	12/04/09	By:	/s/Harold T. Jenson
Director