Form 10-Q/A
period 2009-03-31
TC X CALIBUR INC
filed 2009-12-04
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMIS SION

Washington, D.C. 20549

______________

FORM 10-Q-A1

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

FORWARD LOOKING STATEMENTS

This amended Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

EXPLANATORY NOTE:  This amended Annual Report on Form 10-Q-A1 is being filed for the sole purpose of correcting the 302 Certification erroneously signed by Harold T. Jenson, director, in our original Annual Report, filed with the Securities and Exchange Commission on or about May 6, 2009, and to incorporate the corrected 302 Certification signed by Jason Jenson, our Secretary/Treasurer and director.

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

Forward-looking Statements

Statements made in this amended Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this amended report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this amended Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

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

For additional information, please see Part II, Item 6, of this amended Quarterly Report, which references our 8-K Current Report dated January 20, 2009, regarding the resignations of Thomas J. Howells.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this amended Quarterly Report.

(b) Reports on Form 8-K

Form 8-K Current Report dated January 20, 2009, regarding the resignation of Thomas J. Howells.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

TC X CALIBUR, INC.

(Issuer)

Date:	12/04/09	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	12/04/09	By:	/s/Harold T. Jenson
Harold T. Jenson, Director