Form 10-K
period 2009-12-31
TC X CALIBUR INC
filed 2010-03-19
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer	[X]	Accelerated filer	[X]
Non-accelerated filer	[X]	Smaller reporting company	[X]

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.03) on June 30, 2009, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 1,297,002 shares of common voting stock held by non-affiliates, valued in the aggregate at $38,910.

Outstanding Shares

As of March 10, 2010, the Registrant had 5,300,164 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “TC X Calibur, Inc.,” “TC X,” the “Company,” “we,” “us,” “our” and words of similar import) refer to TC X Calibur, Inc., the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the endeavors in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships, among others.

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

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire.  We have had no material business operations for more than 10 years. Our plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries in which we may engage.

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

Amendments to Form 8-K by the Securities and Exchange Commission (the “SEC”) regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

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

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

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

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2009.

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD” [now “FINRA”]) under the symbol “TCXB.” There is currently no established trading market for shares of our common stock.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2008	High	Low
January 2 – March 31.30		.20
April 1 – June 30.20		.20
July 1 – September 30.20		.20
October 1 – December 31.20		.10
2009
January 2 – March 31.10		.02
April 1 – June 30.03		.02
July 1 – September 30.03		.03
October 1 – December 31.03		.03

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities by us during the year ended December 31, 2009.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

Liquidity and Capital Resources

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During the year ended December 31, 2009, expenses were paid by a principal stockholder in the amount of $7,577.  During the same period in 2008, additional expenses by a principal stockholder totaled $15,406. The aggregate amount of $68,643 outstanding as of December 31, 2009, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

At December 31, 2009, we had prepaid expenses of $1,200. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

During the year ended December 31, 2009, we had a net loss of $6,905, resulting from operations.  During this same period ending December 31, 2008, we had a net loss of $14,696, also resulting from operations.  The decrease in our net loss from December 31, 2008 to December 31, 2009 was due to a decrease in legal fees and our overall operating expenses in general.  Except as described above, we have received no revenues in either of our two most recent calendar years.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2009.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TC X CALIBUR, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
December 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TC X Calibur, Inc. [a development stage company]

We have audited the accompanying consolidated balance sheets of TC X Calibur, Inc. [a development stage company] as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and for the period from reactivation [January 2005] through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC X Calibur, Inc. [a development stage company] as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008, and for the period from reactivation through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from reactivation through December 31, 2009. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
March 11, 2010

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
	(Audited)	(Audited)

ASSETS

Prepaid Expenses	$1,200	$1,200
Total Assets	$1,200	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$—	$672
Payable to related parties	68,643	61,066
Total Current Liabilities	68,643	61,738
Total Liabilities	68,643	61,738

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	—	—
Common stock--50,000,000 shares authorized,
$.001 par value; 5,300,164 shares issued and outstanding	5,300	5,300
Additional Paid-In Capital	609,700	609,700
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(68,558)	(61,653)
Total Stockholders’ Equity (Deficit)	(67,443)	(60,538)
Total Liabilities and Stockholders' Equity (Deficit)	$1,200	$1,200

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008, and for the Period from
Reactivation (January 1, 2005) through December 31, 2009

			From
	For the	For the	reactivation
	Year	Year	(01/01/05)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$—	$—	$—
General and Administrative Expenses	6,905	14,696	68,558
Net Income (loss) from operations before taxes	(6,905)	(14,696)	(68,558)
Provision for Income Taxes	—	—	—
Net Income (Loss)	$(6,905)	$(14,696)	$(68,558)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	5,300,164	5,300,164	5,300,164

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2009 and 2008, and for the Period from
Reactivation (January 1, 2005) through December 31, 2009

					Accumulated
			Additional		Deficit During	Net
	Number of	Common	Paid-in	Accumulated	Development	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Equity (Deficit)
Balance, January 1, 2005	2,213,623	$2,214	$612,786	$(613,885)	$—	$1,115
December 27, 2007 - Effect of
forward split - 2.3943 for 1	3,086,541	$3,086	$(3,086)
Net loss for the year ended
December 31, 2005					(32,564)	(32,564)
Balance, December 31, 2005	5,300,164	$5,300	$609,700	$(613,885)	$(32,564)	$(31,449)
Net loss for the year ended
December 31, 2006					(6,488)	(6,488)
Balance, December 31, 2006	5,300,164	$5,300	$609,700	$(613,885)	$(39,052)	$(37,937)
Net loss for the year ended
December 31, 2007					(7,905)	(7,905)
Balance, December 31, 2007	5,300,164	$5,300	$609,700	$(613,885)	$(46,957)	$(45,842)
Net loss for the year ended
December 31, 2008					(14,696)	(14,696)
Balance, December 31, 2008	5,300,164	$5,300	$609,700	$(613,885)	$(61,653)	$(60,538)
Net loss for the year ended
December 31, 2009					(6,905)	(6,905)
Balance, December 31, 2009	5,300,164	$5,300	$609,700	$(613,885)	$(68,558)	$(67,443)

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008, and for the Period from
Reactivation (January 1, 2005) through December 31, 2009

			From
	For the	For the	reactivation
	Year	Year	(01/01/05)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows From Operating Activities
Net income (loss)	$(6,905)	$(14,696)	$(68,558)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	—	—	18,750

Increase in Pre-Paid Expense	—	—	(1,200)

Increase (decrease) in:
Accounts payable	(672)	(710)	(427)
Payables to related parties	7,577	15,406	51,435

Net Cash From Operations	—	—	—

Net Decrease in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure Information
Issued Stock for Service Contracts	$—	$—	$18,750

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)
December 31, 2009

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

TC X Calibur, Inc. (“the Company”) was incorporated in Nevada in October, 1988, under the name Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating capital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. (“A.F.C.”), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Optical Investments Limited, a corporation organized in the Province of Ontario, Canada (“Film Opticals”) in exchange for 480,000 of its common shares. With the acquisition of Film Opticals, the Company had been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remained intact, but funding constraints curtailed the Company’s ability to develop and market this business. Because of these constraints, the board of directors elected on December 8, 2004, to sell Film Opticals. The Company is currently considering new business opportunities for its planned principle operations.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, TCX Acquisition Corp. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending December 31, 2009 the Company did not have non-cash investing or financing activities.

(c) Income Taxes

The Company applies the provisions of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 740 Income Taxes.  The Standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability.  At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2009 and 2008, no income tax expense had been incurred.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2009.

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

(g) Revenue Recognition

The Company shall recognize revenues in accordance with the Securities & Exchange Commission Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Accordingly the Company shall recognize revenues when earned which shall be as products or services are delivered to customers. The Company shall also record accounts receivable for revenue earned but not yet collected. An allowance for bad debts shall be provided based on estimated losses. For revenue received in advance of service the Company shall record a current liability as deferred revenue until the earnings process is complete.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”), which was primarily codified into Topic 944 “Financial Services – Insurance” in the ASC.  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

NOTE 2 LIQUIDITY/GOING CONCERN

The Company is a development stage enterprise and has accumulated operating losses since reactivation of $68,558, and has had negative cash flows from operating activities during the period from reactivation [January 2005] through December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009 and 2008, the Company borrowed $7,577 and $15,406, respectively from an investor to pay operating expenses.  The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of December 31, 2009 and 2008 is $68,643 and $61,066, respectively.

NOTE 4 EQUITY

Effective December 27, 2007, the Company effected a forward split of its outstanding common stock on a basis of 2.3943 for one, while retaining the current par value of $0.001.  All fractional shares were rounded up to the nearest whole share.  The Company retroactively applied the effects of the forward split to all periods presented.

NOTE 5 INCOME TAXES

The provision for income taxes consists of the following:

	2009	2008
Current tax	$—	$—
Deferred tax benefit	(2,348)	(4,997)
Benefits of operating loss carryforwards	2,348	4,997
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of December 31, 2009.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$680,399	$231,336	34%
Valuation Allowance		(231,336)
Deferred Tax Asset – 12/31/2009		$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.  The valuation allowance has increased by $2,348, from $228,988, as of December 31, 2008.

The Company has the following operating loss carry forwards available at December 31, 2009:

Operating Losses
Expires	Amount
2020	$38,250
2021	12,382
2022	17,151
2023	14,274
2024	529,784
2025	32,564
2026	6,488
2027	7,905
2028	14,696
2029	6,905
Total	$680,399

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2009	2008
Expected Tax Provision	$(2,348)	$(4,997)
Effect of:
Increase in Valuation Allowance	2,348	4,997
Actual Tax Provision	$—	$—

Uncertain Tax Positions

We have not made any adjustments to deferred tax asset or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company has not had operations and is carrying a Net Operating Loss as disclosed above.  Since it is not unlikely that the Net Operating loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

A reconciliation of our unrecognized tax benefits for 2009 is presented in the table below:

Balance as of January 1, 2009	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of December 31, 2009	$0.00

The Company has filed income tax returns in the U.S. and Canada.  All years prior to 2006 are closed by expiration of the statute of limitations.  The tax year ended December 31, 2006, will close by expiration of the statute of limitations on April 5, 2010.  The years ended December 31, 2007, 2008, and 2009 are open for examination.

NOTE 6 OFFICE LEASE

The Company offices for 2009 were those of President, Travis T. Jenson, and are provided at no cost. The shareholder incurs no incremental costs in providing this office space to the Company.

NOTE 7 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 19, 2010, the date the financial statements were issued, and has concluded that no recognized or non-recognized subsequent events have occurred since the quarter ended December 31, 2009.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

ITEM 9B:  OTHER INFORMATION

On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons, and there were no disagreements with the Company regarding his resignation.  The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

For additional information, please see Part IV, Item 15, which references our 8-K Current Report dated January 20, 2009, regarding the resignation of Thomas J. Howells.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Travis T. Jenson	37	President & Director	September 2005
Jason Jenson	34	Secretary, Treasurer & Director	January 2009
Harold T. Jenson	40	Director	September 2005

On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons and there are no disagreements with the Company.  The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

Background and Business Experience

Travis T. Jenson, President and director, is 37 years old. Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. degree.  Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and financial consulting firm. Mr. Jenson has served on the board of a number of public companies and within the last four years was the Secretary, Treasurer, CFO and director of Autostrada Motors, Inc., a Utah corporation, until its reorganization in October, 2006.  Mr. Jenson is also the President and a director of Jenson Services.

Jason Jenson, Secretary, Treasurer and director, is 34 years of age.  Mr. Jenson graduated in 1997 from the University of Utah.  From 2002 to present, Mr. Jenson has been owner and President of Highmark Enterprises, a Salt Lake City, Utah, construction company.

Harold T Jenson, director, is 40 years old. Mr. Jenson is a graduate of Montana State University, in Billings, Montana. Mr. Jenson is the owner/operator of HJJ Construction, LLC, a Utah limited liability corporation which specializes in the construction of custom homes along the Wasatch Front and in Park City and Deer Valley, Utah.

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

Involvement in Other Public Companies

Travis T. Jenson has served on the board of a number of public companies and within the last four years was the Secretary, Treasurer, CFO and director of Autostrada Motors, Inc., a Utah corporation, until its reorganization in October, 2006.  During the past six years, Jason Jenson has served on the following publicly traded companies: from September 1994 to May 2006 he served as the Treasurer, Secretary and Chief Financial Officer of Lentec Imaging, Inc., a Nevada corporation, until it became RTO Holdings and is now Orion Ethanol;  Mr. Jenson also served as Secretary and a Director for Formula Footwear, a Utah corporation, from March 1999 until April 2004 when it became VSUS Technologies; Mr. Jenson served as Secretary and a Director for Centroid Consolidate Mines, Inc., a Nevada corporation, from May 1999 to July 2004, at which time it became Egene, Inc.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2009, the following were filed timely:

Name	Type	Filed
Duane S. Jenson	Form 3	November 10, 2008
Travis T. Jenson	Form 3	November 10, 2008
Thomas J. Howells	Form 3	November 10, 2008
Jenson Services Inc.	Form 3	November 10, 2008

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers.  See Part IV, Item 15.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2009, or 2008. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”). The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Travis T. Jenson	12/31/09	0	0	0	0	0	0	0	0
President, Director	12/31/08	0	0	0	0	0	0	0	0
	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0

Jason Jenson*	12/31/09	0	0	0	0	0	0	0	0
Secretary, Treasurer/Director

Harold T. Jenson	12/31/08	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0
	12/31/05	0	0	0	0	0	0	0	0

Thomas J. Howells*	12/31/09	0	0	0	0	0	0	0	0
Secretary, Treasurer	12/31/08	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0

* On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons, and there were no disagreements with the Company regarding his resignation.  The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2009.

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

(2) Travis T. Jenson and Thomas J. Howells may also be deemed to be the beneficial owners of the shares of Jenson Services.  Travis T. Jenson is the President and a director of Jenson Services, Inc. and Thomas J. Howells is the Secretary/Treasurer and a director of Jenson Services, Inc.

(3) On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons, and there were no disagreements with the Company regarding his resignation.  The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Travis T. Jenson	1,305,046	24.62%
	President and Director
	9103 Jeremy Ranch Road
	Park City, Utah 84098
Common	Thomas J. Howells*	722,636	13.63%
	Secretary, Treasurer and Director
	9706 South Ruskin Circle
	Sandy, Utah 84092
Common	Harold T. Jenson	0	0%
	848 E. Hudson Ave.
	Salt Lake City, Utah 84106

* On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons, and there were no disagreements with the Company regarding his resignation.  The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009 and 2008:

Fee Category	2009	2008
Audit Fees	$5,769	$9,784
Audit-related Fees	$0	$0
Tax Fees	$400	$390
All Other Fees	$0	$0
Total Fees	$6,169	$10,174

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)         Financial Statements.  See the audited financial statements for the year ended December 31, 2009 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)              Exhibits.  The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Restated Articles of Incorporation(3)
3.2	Bylaws(1)
14.1	Code of Ethics(2)
20.1	Form 8-K – Current Report filed on or about May 5, 2000.(4)
20.1	Form 8-K – Current Report filed on or about January 20, 2009, announcing the resignation of Thomas J. Howells as Secretary, Treasurer and director and the election of Jason Jenson to the vacated position.(4)
20.1	Form 10 – Registration statement on Form 10- registering the Company’s $0.001 par value common stock under Section 12(g) of the Exchange Act.(4)
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)  Filed with our initial Form 10 and incorporated herein by reference.
(2)  Filed with our initial Form 10-KSB for December 31, 2006, and incorporated herein by reference.
(3)  Filed with our initial Form 10-KSB for December 31, 2007, and incorporated herein by reference.
(4)  Incorporated herein by reference.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC X CALIBUR, INC.

Date:	03/19/10	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TC X CALIBUR, INC.

Date:	03/19/10	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	03/19/10	By:	/s/Jason Jenson
Secretary/Treasurer