Form 10-Q
period 2010-03-31
TC X CALIBUR INC
filed 2010-05-10
CIK 847015

UNITED STATES SECURITIES AND EXCHANGE COMMIS SION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2010

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

OUTSTANDING SHARES

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 7, 2010
Common Capital Voting Stock, $0.001 par value per share	5,300,164 shares

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

March 31, 2010
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Prepaid Expenses	$1,200	$1,200
Total Assets	$1,200	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$2,739	$-
Payable to related parties	69,679	68,643
Total Current Liabilities	72,418	68,643
Total Liabilities	72,418	68,643

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 5,300,164 shares issued and outstanding	5,300	5,300
Additional Paid-In Capital	609,700	609,700
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(72,333)	(68,558)
Total Stockholders’ Equity (Deficit)	(71,218)	(67,443)
Total Liabilities and Stockholders' Equity (Deficit)	$1,200	$1,200

See accompanying notes to financial statements.

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009 and
for the Period from Reactivation (January 1, 2005) through March 31, 2010
(Unaudited)

			From
	For the	For the	reactivation
	Three Months	Three Months	(01/01/05)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenues	$-	$-	$-
General and Administrative Expenses	3,775	3,530	72,333
Net Income (loss) from operations before taxes	(3,775)	(3,530)	(72,333)
Provision for Income Taxes	-	-	-
Net Income (Loss)	$(3,775)	$(3,530)	$(72,333)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	5,300,164	5,300,164	5,300,164

See accompanying notes to financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009 and
for the Period from Reactivation (January 1, 2005) through March 31, 2010
(Unaudited)

			From
	For the	For the	reactivation
	Three Months	Three Months	(01/01/05)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows From Operating Activities
Net income (loss)	$(3,775)	$(3,530)	$(72,333)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	-	-	18,750

Increase in Pre-Paid Expense	-	-	(1,200)

Increase (decrease) in:
Accounts payable	2,739	208	2,312
Payables to related parties	1,036	3,322	52,471

Net Cash From Operations	-	-	-

Net Decrease in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure Information
Issued Stock for Service Contracts	$-	$-	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $1,036 during the quarter. The balance due the shareholder is $69,679 as of March 31, 2010. The unsecured loan bears no interest and is due on demand.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We had no operations during the quarterly period ended March 31, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended March 31, 2010, we had sales of $0, compared to the quarterly period ended March 31, 2009, with sales of $0. General and administrative expenses were $3,775 for the March 31, 2010, period compared to $3,530 for the March 31, 2009, period. General and administrative expenses for the three months ended March 31, 2010, were comprised mainly of accounting and other office fees.  The increase in general and administrative expenses for the 2010 quarterly period over the 2009 quarterly period was limited to increased professional fees.  We had a net loss of $3,775 for the March 31, 2010, period compared to a net loss of $3,530 for the March 31, 2009, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2010, expenses were paid by a principal shareholder in the amount of $1,036, and during the quarterly period ended March 31, 2009, additional expenses paid by a principal shareholder totaled $3,322. The aggregate amount of $69,679 is outstanding as of March 31, 2010, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Off-balance Sheet Arrangements

None.

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

Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC X CALIBUR, INC.
(Issuer)

Date:	05/10/10	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	05/10/10	By:	/s/Jason Jenson
Jason Jenson, Secretary/Treasurer, Director