Form 10-Q
period 2010-06-30
TC X CALIBUR INC
filed 2010-08-05
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMIS SION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 5, 2010
Common Capital Voting Stock, $0.001 par value per share	5,300,164 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2010
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Prepaid Expenses	$1,200	$1,200
Total Assets	$1,200	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Payable to related parties	73,376	68,643
Total Current Liabilities	73,376	68,643
Total Liabilities	73,376	68,643

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 5,300,164 shares issued and outstanding	5,300	5,300
Additional Paid-In Capital	609,700	609,700
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(73,291)	(68,558)
Total Stockholders’ Equity (Deficit)	(72,176)	(67,443)
Total Liabilities and Stockholders' Equity (Deficit)	$1,200	$1,200

See accompanying notes to financial statements.

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009 and
for the Period from Reactivation (January 1, 2005) through June 30, 2010
(Unaudited)

	For the	For the	For the	For the	From
	Three	Three	Six	Six	reactivation
	Months	Months	Months	Months	(01/01/05)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-
General and Administrative Expenses	958	1,200	4,733	4,730	73,291
Net Income (loss) from operations before taxes	(958)	(1,200)	(4,733)	(4,730)	(73,291)
Provision for Income Taxes	-	-	-	-	-
Net Income (Loss)	$(958)	$(1,200)	$(4,733)	$(4,730)	$(73,291)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	5,300,164	5,300,164	5,300,164	5,300,164	5,300,164

See accompanying notes to financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009 and
for the Period from Reactivation (January 1, 2005) through June 30, 2010
(Unaudited)

			From
	For the	For the	reactivation
	Six Months	Six Months	(01/01/05)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash Flows From Operating Activities
Net income (loss)	$(4,733)	$(4,730)	$(73,291)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	-	-	18,750

Increase in Pre-Paid Expense	-	-	(1,200)

Increase (decrease) in:
Accounts payable	-	(422)	(427)
Payables to related parties	4,733	5,152	56,168

Net Cash From Operations	-	-	-

Net Decrease in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure Information
Issued Stock for Service Contracts	$-	$-	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the period ended June 30, 2010, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable paid in its behalf by a shareholder in the amount of $3,697 during the quarter. The balance due the shareholder is $73,376 as of June 30, 2010. The unsecured loan bears no interest and is due on demand.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We had no operations during the quarterly period ended June 30, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended June 30, 2010, we had sales of $0, compared to the quarterly period ended June 30, 2009, with sales of $0. General and administrative expenses were $958 for the June 30, 2010, period, compared to $1,200 for the June 30, 2009, period. General and administrative expenses for the three months ended June 30, 2010, were comprised mainly of accounting and other office fees.  The decrease in general and administrative expenses for the 2010 quarterly period over the 2009 quarterly period was limited to decreased professional fees.  We had a net loss of $958 for the June 30, 2010, period compared to a net loss of $1,200 for the June 30, 2009, period.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We had no operations during the six month period ended June 30, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $4,733 for the June 30, 2010, period compared to $4,730 for the June 30, 2009, period.  General and administrative expenses for the six months ended June 30, 2010, were comprised mainly of accounting, legal and operating fees.  We had a net loss of $4,733 for the June 30, 2010, period compared to a net loss of $4,730 for the June 30, 2009, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended June 30, 2010, expenses and accounts payable were paid by a principal shareholder in the amount of $3,697, and during the quarterly period ended June 30, 2009, additional expenses and accounts payable paid by a principal shareholder totaled $1,830. The aggregate amount of $73,376 is outstanding as of June 30, 2010, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Under the supervision and with the participation of our management, including our President and Treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC X CALIBUR, INC.
(Issuer)

Date:	08/05/10	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	08/05/10	By:	/s/Jason Jenson
Jason Jenson, Secretary/Treasurer and Director