Form 10-K
period 2010-12-31
TC X CALIBUR INC
filed 2011-02-11
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. – 000-53408

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X]

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.10) on June 30, 2010, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 324,268 shares (1,297,002 pre-split shares prior to effecting a one for four reverse split of the Registrant’s outstanding common stock, which was effective on the OTCBB on November 29, 2010 [see the heading “Business Development,” “2010,” of Part I, Item 1, below]) of common voting stock held by non-affiliates, valued in the aggregate at $129,700.

Outstanding Shares

As of January 31, 2011, the Registrant had 1,325,062 shares (5,300,164 pre-split shares) of common stock outstanding.

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

Early History

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

•
On December 28, 2007, in the OTCBB trading market on that date, we effected a forward split of our outstanding common stock on a basis of 2.3943 for one, while retaining the current par value of $0.001 per share, with all fractional shares rounded up to the nearest whole share, and with appropriate adjustments in our capital accounts.

2008

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

2009

•	There were no material business developments in 2009.

2010

•
On November 29, 2010, in the OTCBB trading market on that date, we effected a reverse split of our outstanding common stock on a basis of one for four, while retaining the current par value of $0.001 per share, with all fractional shares rounded up to the nearest whole share, and with appropriate adjustments in our capital accounts.  All computations herein take into account this recapitalization.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2010.

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “TCXB.” There is currently no established trading market for shares of our common stock.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
2009	High	Low
January 1 – March 31.10		.02
April 1 – June 30.03		.02
July 1 – September 30.03		.03
October 1 – December 31.03		.03
2010
January 4 – March 31.10		.025
April 1 – June 30.10		.10
July 1 – September 30.10		.10
October 1 – November 24.10		.10
November 26 – December 31.25		.25

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities by us during the year ended December 31, 2010.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010, from the sale of registered securities.

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

Liquidity and Capital Resources

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During the year ended December 31, 2010, expenses were paid by a principal stockholder in the amount of $7,264.  During the same period in 2009, additional expenses by a principal stockholder totaled $7,577. The aggregate amount of $75,907 outstanding as of December 31, 2010, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

At December 31, 2010, we had prepaid expenses of $1,200.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

During the year ended December 31, 2010, we had a net loss of $8,636, resulting from operations.  During this same period ending December 31, 2009, we had a net loss of $6,905, also resulting from operations.  The increase in our net loss from December 31, 2009 to December 31, 2010 was due to an increase in accounting fees and our overall operating expenses in general.  Except as described above, we have received no revenues in either of our two most recent calendar years.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TC X CALIBUR, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
December 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TC X Calibur, Inc. [a development stage company]

We have audited the accompanying consolidated balance sheets of TC X Calibur, Inc. [a development stage company] as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and for the period from reactivation [January 2005] through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC X Calibur, Inc. [a development stage company] as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010 and 2009, and for the period from reactivation through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from reactivation through December 31, 2010. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
February 11, 2011

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
	(Audited)	(Audited)

ASSETS

Prepaid Expenses	$1,200	$1,200
Total Assets	$1,200	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$1,372	$-
Payable to related parties	75,907	68,643
Total Current Liabilities	77,279	68,643
Total Liabilities	77,279	68,643

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 1,325,062 shares (5,300,164 pre-split shares)
issued and outstanding as of December 31, 2010 and 2009	1,325	1,325
Additional Paid-In Capital	613,675	613,675
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(77,194)	(68,558)
Total Stockholders’ Equity (Deficit)	(76,079)	(67,443)
Total Liabilities and Stockholders' Equity (Deficit)	$1,200	$1,200

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009, and for the Period from
Reactivation (January 1, 2005) through December 31, 2010

			From
	For the	For the	reactivation
	Year	Year	(01/01/05)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues	$-	$-	$-
General and Administrative Expenses	8,636	6,905	77,194
Net Income (loss) from operations before taxes	(8,636)	(6,905)	(77,194)
Provision for Income Taxes	-	-	-
Net Income (Loss)	$(8,636)	$(6,905)	$(77,194)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.06)
Weighted Average Shares Outstanding	1,325,062	1,325,062	1,325,062

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2010 and 2009, and for the Period from
Reactivation (January 1, 2005) through December 31, 2010

					Accum-
					ulated	Net
					Deficit	Stock-
	Number		Additional	Accum-	During	holders'
	of	Common	Paid-in	ulated	Development	Equity
	Shares	Stock	Capital	Deficit	Stage	(Deficit)
Balance, January 1, 2005	2,213,623	$2,214	$612,786	$(613,885)	$-	$1,115
December 27, 2007 - Effect of
forward split - 2.3943 for 1	3,086,541	3,086	(3,086)
November 29, 2010 - Effect of
reverse split - 1 for 4	(3,975,102)	(3,975)	3,975
Net loss for the year ended
December 31, 2005					(32,564)	(32,564)
Balance, December 31, 2005	1,325,062	1,325	613,675	(613,885)	(32,564)	(31,449)
Net loss for the year ended
December 31, 2006					(6,488)	(6,488)
Balance, December 31, 2006	1,325,062	1,325	613,675	(613,885)	(39,052)	(37,937)
Net loss for the year ended
December 31, 2007					(7,905)	(7,905)
Balance, December 31, 2007	1,325,062	1,325	613,675	(613,885)	(46,957)	(45,842)
Net loss for the year ended
December 31, 2008					(14,696)	(14,696)
Balance, December 31, 2008	1,325,062	1,325	613,675	(613,885)	(61,653)	(60,538)
Net loss for the year ended
December 31, 2009					(6,905)	(6,905)
Balance, December 31, 2009	1,325,062	1,325	613,675	(613,885)	(68,558)	(67,443)
Net loss for the year ended
December 31, 2010					(8,636)	(8,636)
Balance, December 31, 2010	1,325,062	$1,325	$613,675	$(613,885)	$(77,194)	$(76,079)

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009, and for the Period from
Reactivation (January 1, 2005) through December 31, 2010

			From
	For the	For the	reactivation
	Year	Year	(01/01/05)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash Flows From Operating Activities
Net income (loss)	$(8,636)	$(6,905)	$(77,194)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	-	-	18,750

Increase in Pre-Paid Expense	-	-	(1,200)

Increase (decrease) in:
Accounts payable	1,372	(672)	945
Payables to related parties	7,264	7,577	58,699

Net Cash From Operations	-	-	-

Net Decrease in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure Information
Issued Stock for Service Contracts	$-	$-	$18,750

See Accompanying Notes to the Financial Statements

TC X CALIBUR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)
December 31, 2010

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

TC X Calibur, Inc. (“the Company”) was incorporated in Nevada in October, 1988, under the name Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating capital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. (“A.F.C.”), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Optical Investments Limited, a corporation organized in the Province of Ontario, Canada (“Film Opticals”) in exchange for 480,000 (120,000 post-split) of its common shares. With the acquisition of Film Opticals, the Company had been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remained intact, but funding constraints curtailed the Company’s ability to develop and market this business. Because of these constraints, the board of directors elected on December 8, 2004, to sell Film Opticals. The Company is currently considering new business opportunities for its planned principle operations.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, TCX Acquisition Corp. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending December 31, 2010 the Company did not have non-cash investing or financing activities.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2010 and 2009, no income tax expense had been incurred.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2010.

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

The Company is a development stage enterprise and has accumulated operating losses since reactivation of $77,194, and has had negative cash flows from operating activities during the period from reactivation [January 2005] through December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company borrowed $7,264 and $7,577, respectively from a shareholder to pay operating expenses.  The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of December 31, 2010 and 2009 is $75,907 and $68,643, respectively.

NOTE 4 EQUITY

Effective November 29, 2010, the Company effected a reverse split of its outstanding common stock on a basis of one for four (1:4), while retaining the current par value of $0.001.  All fractional shares were rounded up to the nearest whole share.  The Company retroactively applied the effects of the reverse split to all periods presented.

NOTE 5 INCOME TAXES

The provision for income taxes consists of the following:

	2010	2009
Current tax	$—	$—
Deferred tax benefit	(2,936)	(2,348)
Benefits of operating loss carryforwards	2,936	2,348
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of December 31, 2010.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$689,035	$234,272	34%
Valuation Allowance		(234,272)
Deferred Tax Asset – 12/31/2010		$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.  The valuation allowance has increased by $2,936, from $231,336, as of December 31, 2009.

The Company has the following operating loss carry forwards available at December 31, 2010:

Operating Losses
Expires	Amount
2020	$38,250
2021	12,382
2022	17,151
2023	14,274
2024	529,784
2025	32,564
2026	6,488
2027	7,905
2028	14,696
2029	6,905
2030	8,636
Total	$689,035

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2010	2009
Expected Tax Provision	$(2,936)	$(2,348)
Effect of:
Increase in Valuation Allowance	2,936	2,348
Actual Tax Provision	$—	$—

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

A reconciliation of our unrecognized tax benefits for 2010 is presented in the table below:

Balance as of January 1, 2010	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of December 31, 2010	$0.00

The Company has filed income tax returns in the U.S. and Canada.  All years prior to 2007 are closed by expiration of the statute of limitations.  The tax year ended December 31, 2007, will close by expiration of the statute of limitations on April 15, 2011.  The years ended December 31, 2008, 2009, and 2010 are open for examination.

NOTE 6 OFFICE LEASE

The Company offices for 2010 were those of President, Travis T. Jenson, and are provided at no cost. The shareholder incurs no incremental costs in providing this office space to the Company.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Effective November 29, 2010, the Company effected a reverse split of its outstanding common stock on a basis of one for four (1:4), while retaining the current par value of $0.001.  All fractional shares were rounded up to the nearest whole share.  The Company retroactively applied the effects of the reverse split to all periods presented.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Travis T. Jenson	38	President & Director	September 2005
Jason Jenson	35	Secretary, Treasurer & Director	January 2009
Harold T. Jenson	41	Director	September 2005

On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons and there are no disagreements with the Company.  The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

Background and Business Experience

Travis T. Jenson, President and director, is 38 years old. Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. degree.  Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and financial consulting firm. Mr. Jenson has served on the board of a number of public companies and within the last four years was the Secretary, Treasurer, CFO and director of Autostrada Motors, Inc., a Utah corporation, until its reorganization in October, 2006.  Mr. Jenson is also the President and a director of Jenson Services.

Jason Jenson, Secretary, Treasurer and director, is 35 years of age.  Mr. Jenson graduated in 1997 from the University of Utah.  From 2002 to present, Mr. Jenson has been owner and President of Highmark Enterprises, a Salt Lake City, Utah, construction company.

Harold T Jenson, director, is 41 years old. Mr. Jenson is a graduate of Montana State University, in Billings, Montana. Mr. Jenson is the owner/operator of HJJ Construction, LLC, a Utah limited liability corporation which specializes in the construction of custom homes along the Wasatch Front and in Park City and Deer Valley, Utah.

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

Involvement in Other Public Companies

Travis T. Jenson has served on the board of a number of public companies and within the last four years was the Secretary, Treasurer, CFO and director of Autostrada Motors, Inc., a Utah corporation, until its reorganization in October, 2006.  During the past six years, Jason Jenson has served on the following publicly traded companies: from September 1994 to May 2006 he served as the Treasurer, Secretary and Chief Financial Officer of Lentec Imaging, Inc., a Nevada corporation, until it became RTO Holdings and is now Orion Ethanol.  Mr. Jenson also served as Secretary and a Director for Formula Footwear, a Utah corporation, from March 1999 until April 2004 when it became VSUS Technologies; Mr. Jenson served as Secretary and a Director for Centroid Consolidate Mines, Inc., a Nevada corporation, from May 1999 to July 2004, at which time it became Egene, Inc.

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

 (1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2010, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2010, or 2009. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”). The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Travis T. Jenson	12/31/10	0	0	0	0	0	0	0	0
President, Director	12/31/09	0	0	0	0	0	0	0	0
	12/31/08	0	0	0	0	0	0	0	0
	12/31/07	0	0	0	0	0	0	0	0

Jason Jenson*	12/31/10	0	0	0	0	0	0	0	0
Secretary, Treasurer	12/31/09	0	0	0	0	0	0	0	0
Director

Harold T. Jenson	12/31/10	0	0	0	0	0	0	0	0
Director	12/31/09	0	0	0	0	0	0	0	0
	12/31/08	0	0	0	0	0	0	0	0
	12/31/07	0	0	0	0	0	0	0	0

Thomas J. Howells*	12/31/09	0	0	0	0	0	0	0	0
Secretary, Treasurer	12/31/08	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2010.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of November 10, 2008.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,325,062 shares (5,300,164 pre-split shares) of common stock outstanding at that date.

Beneficial Owners

		Amount and Nature
Title	Name and Address	of Beneficial Ownership		Percent of Class
of Class	of Beneficial Owners	Pre-Split	Post-Split	Pre-Split	Post-Split

Common	Travis T. Jenson(2)	1,305,046	326,262	24.62%	24.62%
	President and Director
	9103 Jeremy Ranch Road
	Park City, Utah 84098
Common	Thomas J. Howells(2)	722,636	180,661	13.63%	13.63%
	9706 South Ruskin Circle
	Sandy, Utah 84092
Common	Duane S. Jenson(1)	427,090	106,773	8.06%	8.06%
	156 E. Valais Parkway
	Midway, Utah 84049
Common	Jenson Services Inc.(1)(2)	1,548,390	387,098	29.21%	29.21%
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

Management

		Amount and Nature
Title	Name and Address	of Beneficial Ownership		Percent of Class
of Class	of Beneficial Owners	Pre-Split	Post-Split	Pre-Split	Post-Split

Common	Travis T. Jenson	1,305,046	326,262	24.62%	24.62%
	President and Director
	9103 Jeremy Ranch Road
	Park City, Utah 84098
Common	Jason Jenson	0	0	0%	0%
	Secretary and Treasurer
	942 South Newberry Rd.
	Salt Lake City, Utah 84108
Common	Harold T. Jenson	0	0	0%	0%
	Director
	848 E. Hudson Ave.
	Salt Lake City, Utah 84106

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010 and 2009:

Fee Category	2010	2008
Audit Fees	$6,328	$5,769
Audit-related Fees	0	0
Tax Fees	400	400
All Other Fees	0	0
Total Fees	$6,728	$6,169

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended December 31, 2010 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Restated Articles of Incorporation(3)
3.2	Bylaws(1)
14.1	Code of Ethics(2)
20.1	Form 8-K – Current Report filed on or about May 5, 2000.(4)
20.1	Form 8-K – Current Report filed on or about January 20, 2009, announcing the resignation of Thomas J. Howells as Secretary, Treasurer and director and the election of Jason Jenson to the vacated position.(4)
20.1	Form 10 – Registration statement on Form 10- registering the Company’s $0.001 par value common stock under Section 12(g) of the Exchange Act.(4)
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Filed with our initial Form 10 and incorporated herein by reference.
(2)	Filed with our initial Form 10-KSB for December 31, 2006, and incorporated herein by reference.
(3)	Filed with our initial Form 10-KSB for December 31, 2007, and incorporated herein by reference.
(4)	Incorporated herein by reference.

Incorporated herein by reference.*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC X CALIBUR, INC.

Date:	02/11/11	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TC X CALIBUR, INC.

Date:	02/11/11	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	02/11/11	By:	/s/Jason Jenson
Secretary/Treasurer