Form 10-Q
period 2011-03-31
TC X CALIBUR INC
filed 2011-05-04
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53408

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 4, 2011
Common Capital Voting Stock, $0.001 par value per share	1,325,062 shares

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

March 31, 2011
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Prepaid Expenses	$-	$1,200
Total Assets	$-	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$-	$1,372
Payable to related parties	79,554	75,907
Total Current Liabilities	79,554	77,279
Total Liabilities	79,554	77,279

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 1,325,062 shares (5,300,164 pre-split shares)
issued and outstanding as of December 31, 2010 and 2009	1,325	1,325
Additional Paid-In Capital	613,675	613,675
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(80,669)	(77,194)
Total Stockholders’ Equity (Deficit)	(79,554)	(76,079)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$1,200

See accompanying notes to financial statements.

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010 and
for the Period from Reactivation (January 1, 2005) through March 31, 2011
(Unaudited)

			From
	For the	For the	reactivation
	Three Months	Three Months	(01/01/05)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Revenues	$-	$-	$-
General and Administrative Expenses	3,475	3,775	80,669
Net Income (loss) from operations before taxes	(3,475)	(3,775)	(80,669)
Provision for Income Taxes	-	-	-
Net Income (Loss)	$(3,475)	$(3,775)	$(80,669)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.06)
Weighted Average Shares Outstanding	1,325,062	1,325,062	1,325,062

See accompanying notes to financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010 and
for the Period from Reactivation (January 1, 2005) through March 31, 2011
(Unaudited)

			From
	For the	For the	reactivation
	Three Months	Three Months	(01/01/05)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net income (loss)	$(3,475)	$(3,775)	$(80,669)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Issued Stock for Services	-	-	18,750

(Increase) Decrease in Pre-Paid Expense	1,200	-	-

Increase (decrease) in:
Accounts payable	(1,372)	2,739	(427)
Payables to related parties	3,647	1,036	62,346

Net Cash From Operations	-	-	-

Net Decrease in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure Information
Issued Stock for Service Contracts	$-	$-	$18,750

See accompanying notes to financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable paid in its behalf by a shareholder in the amount of $3,647 during the quarter. The balance due the shareholder is $79,554 as of March 31, 2011. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.  Adoption on January 1, 2011 had no impact.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We had no operations during the quarterly period ended March 31, 2011, nor do we have operations as of the date of this filing.  In the quarterly period ended March 31, 2011, we had sales of $0, compared to the quarterly period ended March 31, 2010, with sales of $0. General and administrative expenses were $3,475 for the March 31, 2011, period, compared to $3,775 for the March 31, 2010, period. General and administrative expenses for the three months ended March 31, 2011, were comprised mainly of accounting and other office fees.  The decrease in general and administrative expenses for the 2011 quarterly period over the 2010 quarterly period was limited to decreased professional fees.  We had a net loss of $3,475 for the March 31, 2011, period compared to a net loss of $3,775 for the March 31, 2010, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2011, expenses and accounts payable were paid by a principal shareholder in the amount of $3,647, and during the quarterly period ended March 31, 2010, additional expenses and accounts payable paid by a principal shareholder totaled $1,036. The aggregate amount of $79,554 is outstanding as of March 31, 2011, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

TC X CALIBUR, INC.
(Issuer)

Date:	05/04/10	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	05/04/10	By:	/s/Jason Jenson
Jason Jenson, Secretary/Treasurer, Director