Form 10-Q/A
period 2011-03-31
TC X CALIBUR INC
filed 2011-06-28
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q/A

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

EXPLANATORY NOTE:  We are filing this amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011, for the sole purpose of changing the signature page on this Form Q.  The year was erroneously stated as 2010 when it should have been 2011.

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

TC X CALIBUR, INC.
(Issuer)

Date:	05/04/11	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	05/04/11	By:	/s/Jason Jenson
Jason Jenson, Secretary/Treasurer, Director