Form 10-Q
period 2011-06-30
TC X CALIBUR INC
filed 2011-08-05
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ]  (The Registrant does not maintain a website.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 5, 2011
Common Capital Voting Stock, $0.001 par value per share	1,325,062 shares

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

June 30, 2011
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Prepaid Expenses	$-	$1,200
Total Assets	$-	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$-	$1,372
Payable to related parties	81,129	75,907
Total Current Liabilities	81,129	77,279
Total Liabilities	81,129	77,279

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 1,325,062 shares
issued and outstanding as of June 30, 2010
and December 31, 2010	1,325	1,325
Additional Paid-In Capital	613,675	613,675
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(82,244)	(77,194)
Total Stockholders’ Equity (Deficit)	(81,129)	(76,079)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$1,200

See accompanying notes to financial statements.

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010 and
for the Period from Reactivation (January 1, 2005) through June 30, 2011
(Unaudited)

					From
	For the	For the	For the	For the	reactivation
	Three Months	Three Months	Six Months	Six Months	(01/01/05)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-
General and Administrative Expenses	1,575	958	5,050	4,733	82,244
Net Income (loss) from operations before taxes	(1,575)	(958)	(5,050)	(4,733)	(82,244)
Provision for Income Taxes	-	-	-	-	-
Net Income (Loss)	$(1,575)	$(958)	$(5,050)	$(4,733)	$(82,244)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.06)
Basic and Diluted Weighted Average Shares Outstanding	1,325,062	1,325,062	1,325,062	1,325,062	1,325,062

See accompanying notes to financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010 and
for the Period from Reactivation (January 1, 2005) through June 30, 2011
(Unaudited)

			From
	For the	For the	reactivation
	Six Months	Six Months	(01/01/05)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash Flows From Operating Activities
Net income (loss)	$(5,050)	$(4,733)	$(82,244)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

(Increase) decrease in:
Pre-Paid Expense	1,200	-	18,750

Increase (decrease) in:
Accounts payable	(1,372)	-	(427)
Payables to related parties	5,222	4,733	63,921

Net Cash From Operations	-	-	-

Net Decrease in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

See accompanying notes to financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended June 30, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable paid in its behalf by a shareholder in the amount of $1,575 during the quarter. The balance due the shareholder is $81,129 as of June 30, 2011. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

We had no operations during the quarterly period ended June 30, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $1,575 for the June 30, 2011, period, compared to $958 for the June 30, 2010, period. General and administrative expenses for the three months ended June 30, 2011, were comprised mainly of accounting and other office fees.  The increase in general and administrative expenses for the 2011 quarterly period over the 2010 quarterly period was limited to increased professional fees.  We had a net loss of $1,575 for the June 30, 2011, period compared to a net loss of $958 for the June 30, 2010, period.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

We had no operations during the six month period ended June 30, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $5,050 for the June 30, 2011, period compared to $4,733 for the June 30, 2010, period.  General and administrative expenses for the six months ended June 30, 2011, were comprised mainly of accounting fees.  We had a net loss of $5,050 for the June 30, 2011, period compared to a net loss of $4,733 for the June 30, 2010, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended June 30, 2011, expenses and accounts payable were paid by a principal shareholder in the amount of $1,575, and during the quarterly period ended June 30, 2010, additional expenses and accounts payable paid by a principal shareholder totaled $3,697. The aggregate amount of $81,129 is outstanding as of June 30, 2011, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
31.1	Certification of Travis T. Jenson Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Jason Jenson Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Travis T. Jenson and Jason Jenson Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

 (b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC X CALIBUR, INC.
(Issuer)

Date:	08/05/11	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	08/05/11	By:	/s/Jason Jenson
Jason Jenson, Secretary/Treasurer, Director