Form 10-Q
period 2011-09-30
TC X CALIBUR INC
filed 2011-11-03
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 3, 2011
Common Capital Voting Stock, $0.001 par value per share	1,325,062 shares

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

September 30, 2011
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Prepaid Expenses	$-	$1,200
Total Assets	$-	$1,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$625	$1,372
Payable to related parties	82,079	75,907
Total Current Liabilities	82,704	77,279
Total Liabilities	82,704	77,279

Stockholders’ Equity (Deficit)
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 1,325,062 shares
issued and outstanding as of September 30, 2011
and December 31, 2010	1,325	1,325
Additional Paid-In Capital	613,675	613,675
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(83,819)	(77,194)
Total Stockholders’ Equity (Deficit)	(82,704)	(76,079)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$1,200

See accompanying notes to financial statements.

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010 and
for the Period from Reactivation (January 1, 2005) through September 30, 2011
(Unaudited)

					From
	For the	For the	For the	For the	reactivation
	Three Months	Three Months	Nine Months	Nine Months	(01/01/05)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-
General and Administrative Expenses	1,575	1,050	6,625	5,783	83,819
Net Income (loss) from operations before taxes	(1,575)	(1,050)	(6,625)	(5,783)	(83,819)
Provision for Income Taxes	-	-	-	-	-
Net Income (Loss)	$(1,575)	$(1,050)	$(6,625)	$(5,783)	$(83,819)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.06)
Basic and Diluted Weighted Average Shares Outstanding	1,325,062	1,325,062	1,325,062	1,325,062	1,325,062

See accompanying notes to financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010 and
for the Period from Reactivation (January 1, 2005) through September 30, 2011
(Unaudited)

			From
	For the	For the	reactivation
	Nine Months	Nine Months	(01/01/05)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011
Cash Flows From Operating Activities
Net income (loss)	$(6,625)	$(5,783)	$(83,819)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

(Increase) Decrease in:
Pre-Paid Expense	1,200	-	18,750

Increase (decrease) in:
Accounts payable	(747)	-	198
Payables to related parties	6,172	5,783	64,871

Net Cash From Operations	-	-	-

Net Decrease in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

See accompanying notes to financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable paid in its behalf by a shareholder in the amount of $950 during the quarter. The balance due the shareholder is $82,079 as of September 30, 2011. The unsecured loan bears no interest and is due on demand.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

We had no operations during the quarterly period ended September 30, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $1,575 for the September 30, 2011, period, compared to $1,050 for the September 30, 2010, period. General and administrative expenses for the three months ended September 30, 2011, were comprised mainly of accounting and compliance fees.  The increase in general and administrative expenses for the 2011 quarterly period over the 2010 quarterly period was limited to increased other office fees.  We had a net loss of $1,575 for the September 30, 2011, period compared to a net loss of $1,050 for the September 30, 2010, period.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

We had no operations during the nine month period ended September 30, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $6,625 for the September 30, 2011, period compared to $5,783 for the September 30, 2010, period.  General and administrative expenses for the nine months ended September 30, 2011, were comprised mainly of accounting and compliance fees.  We had a net loss of $6,625 for the September 30, 2011, period compared to a net loss of $5,783 for the September 30, 2010, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended September 30, 2011, expenses and accounts payable were paid by a principal shareholder in the amount of $950, and during the quarterly period ended September 30, 2010, additional expenses and accounts payable paid by a principal shareholder totaled $1,050. The aggregate amount of $82,079 is outstanding as of September 30, 2011, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

TC X CALIBUR, INC.
(Issuer)

Date:	November 3, 2011	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	November 3, 2011	By:	/s/Jason Jenson
Jason Jenson, Secretary/Treasurer, Director