Form 10-K
period 2011-12-31
TC X CALIBUR INC
filed 2012-02-09
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2011

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
(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ] (The Registrant does not have a corporate Web site.)

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.51) on June 30, 2011, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 324,268 shares of common voting stock held by non-affiliates, valued in the aggregate at $165,376.

Outstanding Shares

As of February 9, 2012, the Registrant had 1,325,062 shares of common stock outstanding.

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

•
Film Opticals of Canada’s proposal under its Notice of Intention to Make a Proposal was ultimately accepted by the Ontario Justice Court on April 25, 2000.  A copy of the Certificate of Full Performance of Proposal executed by the Trustee was filed as Exhibit 99 to our 8-K Current Report dated May 5, 2000, and is incorporated herein by this reference, in Part IV, Item 15.

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

•
On or about December 28, 2004, pursuant to resolutions adopted by our Board of Directors and approved by the holders of a majority our outstanding shares of common stock, we sold substantially all of our assets by the conveyance of our wholly-owned subsidiary, Film Opticals (and its subsidiary, Film Opticals of Canada), and our film library (“Film Library”), to Film Opticals of Canada 2004 Limited, a newly formed corporation organized under the Province of Ontario, Canada (“New Film Opticals”), and a wholly-owned subsidiary of Berliner Holdings, Inc. (“Berliner”). Berliner was wholly-owned by our then President, Claus Voellmecke. As consideration of the purchase and sale of these assets, Berliner agreed to cancel 500,000 shares of our common stock that it owned and agreed, together with New Film Opticals, to assume, pay and/or compromise all of our outstanding claims or liabilities related to Film Opticals and our Film Library and indemnify and hold us harmless from them. For additional information, please see our 8-K Current Report, our 8-K/A-1 Current Report and our 8-K/A-2 Current Report that have been previously filed with the Securities and Exchange Commission on or about December 8, 2004, December 9, 2004 and January 4, 2005, respectively, and which include a copy of the Definitive Proxy Statement that was mailed to our stockholders on or about December 8, 2004.

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

•
On or about September 15, 2005, certain shares of our outstanding common stock were acquired pursuant to a private transaction by Jenson Services, Inc., a Utah corporation (“Jenson Services”), Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, which shares, when accumulated with shares of our common stock that were already owned by these persons, represented a controlling interest in us.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has the potential to substantially increase our legal and accounting costs.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2011.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
2010	High	Low
January 4 – March 31.10		.025
April 1 – June 30.10		.10
July 1 – September 30.10		.10
October 1 – November 24.10		.10
November 26 – December 31.25		.25
2011
January 3 – March 31.51		.25
April 1 – June 30.51		.51
July 1 – September 30.51		.51
October 3 – December 30.51		.51

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities by us during the three years ended December 31, 2011.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the three years ended December 31, 2011, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

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

Liquidity and Capital Resources

We had no cash or cash equivalents on hand as of December 31, 2011. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During the year ended December 31, 2011, expenses were paid by a principal stockholder in the amount of $8,207.  During the same period in 2010, additional expenses by a principal stockholder totaled $7,264. The aggregate amount of $84,114 outstanding as of December 31, 2011, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the future amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

At December 31, 2011, we had no prepaid expenses.  During the same period in 2010, prepaid expenses totaled $1,200.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

During the year ended December 31, 2011, we had a net loss of $8,035, resulting from operations.  During this same period ending December 31, 2010, we had a net loss of $8,636, also resulting from operations.  The decrease in our net loss from December 31, 2010, to December 31, 2011, was due to a decrease in attorney and accounting fees.  Except as described above, we have received no revenues in either of our two most recent fiscal years.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TC X CALIBUR, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
December 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TC X Calibur, Inc. [a development stage company]

We have audited the accompanying consolidated balance sheets of TC X Calibur, Inc. [a development stage company] as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010, and for the period from reactivation [January 2005] through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TC X Calibur, Inc. [a development stage company] as of December 31, 2011 and 2010, and the consolidated results of its operations and cash flows for the years ended December 31, 2011 and 2010, and for the period from reactivation through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from reactivation through December 31, 2011. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
February 9, 2012

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Audited)

	December 31, 2011	December 31, 2010

ASSETS

Prepaid Expenses	$-	$1,200
Total Assets	$-	$1,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$1,372
Payable to related parties	84,114	75,907
Total Current Liabilities	84,114	77,279
Total Liabilities	84,114	77,279

Stockholders’ Deficit
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 1,325,062 shares
issued and outstanding as of December 31, 2011 and 2010	1,325	1,325
Additional Paid-In Capital	613,675	613,675
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(85,229)	(77,194)
Total Stockholders’ Deficit	(84,114)	(76,079)
Total Liabilities and Stockholders' Deficit	$-	$1,200

See Accompanying Notes to the Consolidated Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010, and for the Period from
Reactivation (January 1, 2005) through December 31, 2011
(Audited)

			From
	For the	For the	reactivation
	Year	Year	(01/01/05)
	Ended	Ended	through
	December 31,	December 31,	December 31.
	2011	2010	2011

Revenues	$-	$-	$-
General and Administrative Expenses	8,035	8,636	85,229
Net loss from operations before taxes	(8,035)	(8,636)	(85,229)
Provision for Income Taxes	-	-	-
Net Loss	$(8,035)	$(8,636)	$(85,229)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.06)
Basic and Diluted Weighted Average Shares Outstanding	1,325,062	1,325,062	1,325,062

See Accompanying Notes to the Consolidated Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2011 and 2010, and for the Period from
Reactivation (January 1, 2005) through December 31, 2011
(Audited)

					Accumulated
					Deficit	Net
			Additional		During	Stockholders'
	Number of	Common	Paid-in	Accumulated	Development	Equity
	Shares	Stock	Capital	Deficit	Stage	(Deficit)
Balance, January 1, 2005	2,213,623	$2,214	$612,786	$(613,885)	$-	$1,115
December 27, 2007 - Effect of
Forward split - 2.3943 for 1	3,086,541	3,086	(3,086)
November 29, 2010 - Effect of
Reverse split - 1 for 4	(3,975,102)	(3,975)	3,975
Net loss for the year ended
December 31, 2005					(32,564)	(32,564)
Balance, December 31, 2005	1,325,062	1,325	613,675	(613,885)	(32,564)	(31,449)
Net loss for the year ended
December 31, 2006					(6,488)	(6,488)
Balance, December 31, 2006	1,325,062	1,325	613,675	(613,885)	(39,052)	(37,937)
Net loss for the year ended
December 31, 2007					(7,905)	(7,905)
Balance, December 31, 2007	1,325,062	1,325	613,675	(613,885)	(46,957)	(45,842)
Net loss for the year ended
December 31, 2008					(14,696)	(14,696)
Balance, December 31, 2008	1,325,062	1,325	613,675	(613,885)	(61,653)	(60,538)
Net loss for the year ended
December 31, 2009					(6,905)	(6,905)
Balance, December 31, 2009	1,325,062	1,325	613,675	(613,885)	(68,558)	(67,443)
Net loss for the year ended
December 31, 2010					(8,636)	(8,636)
Balance, December 31, 2010	1,325,062	1,325	613,675	(613,885)	(77,194)	(76,079)
Net loss for the year ended
December 31, 2011					(8,035)	(8,035)
Balance, December 31, 2011	1,325,062	$1,325	$613,675	$(613,885)	$(85,229)	$(84,114)

See Accompanying Notes to the Consolidated Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010, and for the Period from
Reactivation (January 1, 2005) through December 31, 2011
(Audited)

			From
	For the	For the	reactivation
	Year	Year	(01/01/05)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net income (loss)	$(8,035)	$(8,636)	$(85,229)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

(Increase) Decrease in:
Prepaid Expense	1,200	-	18,750

Increase (decrease) in:
Accounts payable	(1,372)	1,372	(427)
Payables to related parties	8,207	7,264	66,906

Net Cash From Operations	-	-	-

Net Change in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

See Accompanying Notes to the Consolidated Financial Statements

TC X CALIBUR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)
December 31, 2011
(Audited)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

TC X Calibur, Inc. (“the Company”) was incorporated in Nevada in October, 1988, under the name Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating capital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. (“A.F.C.”), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Optical Investments Limited, a corporation organized in the Province of Ontario, Canada (“Film Opticals”) in exchange for 120,000 of its common shares. With the acquisition of Film Opticals, the Company had been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remained intact, but funding constraints curtailed the Company’s ability to develop and market this business. Because of these constraints, the board of directors elected on December 8, 2004, to sell Film Opticals. The Company is currently considering new business opportunities for its planned principal operations.

The consolidated financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, TCX Acquisition Corp. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending December 31, 2011 the Company did not have non-cash investing or financing activities.

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2011 and 2010, no income tax expense had been incurred.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2011 and 2010.

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

NOTE 2 LIQUIDITY/GOING CONCERN

The Company is a development stage enterprise and has accumulated operating losses since reactivation of $85,229, and has had negative cash flows from operating activities during the period from reactivation [January 2005] through December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010, the Company borrowed $8,207 and $7,264, respectively from a shareholder to pay operating expenses.  The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of December 31, 2011 and 2010 is $84,114 and $75,907, respectively.

The Company offices for 2011 were those of President, Travis T. Jenson, and are provided at no cost. The shareholder incurs no incremental costs in providing this office space to the Company.

NOTE 4 INCOME TAXES

The provision for income taxes consists of the following:

	2011	2010
Current tax	$—	$—
Deferred tax benefit	(2,732)	(2,936)
Benefits of operating loss carryforwards	2,732	2,936
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of December 31, 2011.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$697,070	$237,004	34%
Valuation Allowance		(237,004)
Deferred Tax Asset – 12/31/2011		$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.  The valuation allowance has increased by $2,732, from $234,272, as of December 31, 2010.

The Company has the following operating loss carry forwards available at December 31, 2011:

Operating Losses
Expires	Amount
2020	$38,250
2021	12,382
2022	17,151
2023	14,274
2024	529,784
2025	32,564
2026	6,488
2027	7,905
2028	14,696
2029	6,905
2030	8,636
2031	8,035
Total	$697,070

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2011	2010
Expected Tax Provision	$(2,732)	$(2,936)
Effect of:
Increase in Valuation Allowance	2,732	2,936
Actual Tax Provision	$—	$—

Uncertain Tax Positions

The Company has not made any adjustments to deferred tax asset or liabilities.  The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company has not had operations and is carrying a Net Operating Loss as disclosed above.  Since it is not unlikely that the Net Operating loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

A reconciliation of our unrecognized tax benefits is presented in the table below:

	2011	2010
Beginning Balance	$0.00	$0.00
Additions based on tax positions related to the current year	0.00	0.00
Reductions for tax positions of prior years	0.00	0.00
Reductions due to expiration of statute of limitations	0.00	0.00
Settlements with taxing authorities	0.00	0.00
Ending Balance	$0.00	$0.00

The Company has filed income tax returns in the U.S. and Canada.  All years prior to 2008 are closed by expiration of the statute of limitations.  The tax year ended December 31, 2008, will close by expiration of the statute of limitations on April 15, 2012.  The years ended December 31, 2009, 2010 and 2011 are open for examination.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Travis T. Jenson	39	President & Director	September 2005
Jason Jenson	36	Secretary, Treasurer & Director	January 2009
Harold T. Jenson	42	Director	September 2005

On January 20, 2009, Thomas J. Howells tendered his resignation as a director and the Secretary and Treasurer of the Company, effective as of January 20, 2009, for personal reasons and there are no disagreements with the Company.  The Company accepted this resignation and elected Jason Jenson as a director and Secretary and Treasurer to fill the vacancy.

Background and Business Experience

Travis T. Jenson, President and director, is 39 years old. Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. degree.  Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and four-person consulting firm focusing primarily on general business consulting.  Mr. Jenson is currently the President and a director of Jenson Services.  He also served as the President and a director of Northsight Capital, Inc. (OTCBB: NCAP), a blank-check Nevada corporation that dissolved its water business in 2010, until May 2011.

Jason Jenson, Secretary, Treasurer and director, is 36 years of age.  Mr. Jenson graduated in 1997 from the University of Utah.  From 2002 to present, Mr. Jenson has been owner and President of Highmark Enterprises, a Salt Lake City, Utah, construction company.

Harold T. Jenson, director, is 42 years old. Mr. Jenson is a graduate of Montana State University, in Billings, Montana. Mr. Jenson is the owner/operator of HJJ Construction, LLC, a Utah limited liability corporation which specializes in the construction of custom homes along the Wasatch Front and in Park City and Deer Valley, Utah.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2011, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2011, or 2010. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”). The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Travis T. Jenson	12/31/11	0	0	0	0	0	0	0	0
President, Director	12/31/10	0	0	0	0	0	0	0	0
	12/31/09	0	0	0	0	0	0	0	0

Jason Jenson*	12/31/11	0	0	0	0	0	0	0	0
Secretary, Treasurer/Director	12/31/10	0	0	0	0	0	0	0	0
	12/31/09	0	0	0	0	0	0	0	0

Harold T. Jenson	12/31/11	0	0	0	0	0	0	0	0
Director	12/31/10	0	0	0	0	0	0	0	0
	12/31/09	0	0	0	0	0	0	0	0

Thomas J. Howells*	12/31/09	0	0	0	0	0	0	0	0
Secretary, Treasurer/Director	12/31/08	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2011.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of November 10, 2008.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,325,062 shares of common stock outstanding at that date.

Beneficial Owners

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Travis T. Jenson(2)	326,262	24.62%
	President and Director
	9103 Jeremy Ranch Road
	Park City, Utah 84098
Common	Thomas J. Howells(2)	180,661	13.63%
	9706 South Ruskin Circle
	Sandy, Utah 84092
Common	Duane S. Jenson(1)	106,773	8.06%
	156 E. Valais Parkway
	Midway, Utah 84049
Common	Jenson Services Inc.(1)(2)	387,098	29.21%
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

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Travis T. Jenson	326,262	24.62%
	President and Director
	9103 Jeremy Ranch Road
	Park City, Utah 84098
Common	Jason Jenson	0	0%
	Secretary and Treasurer
	942 South Newberry Rd.
	Salt Lake City, Utah 84108
Common	Harold T. Jenson	0	0%
	Director
	848 E. Hudson Ave.
	Salt Lake City, Utah 84106
Common	All Officers and directors as a group (three)	326,262	24.62%

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

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011 and 2010:

Fee Category	2011	2010
Audit Fees	$5,572	$6,328
Audit-related Fees	$0	$0
Tax Fees	$395	$400
All Other Fees	$0	$0
Total Fees	$5,967	$6,728

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)         Financial Statements.  See the audited financial statements for the year ended December 31, 2011 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)              Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Identification of Exhibit
3.1	Restated Articles of Incorporation(3)
3.2	Bylaws(1)
14.1	Code of Ethics(2)
20.1	Form 8-K – Current Report filed on or about May 5, 2000(4)
20.1
Form 8-K – Current Report filed on or about January 20, 2009, announcing the resignation of Thomas J. Howells as Secretary, Treasurer and director and the election of Jason Jenson to the vacated position(4)

20.1	Form 10 – Registration statement on Form 10- registering the Company’s $0.001 par value common stock under Section 12(g) of the Exchange Act(4)
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

TC X CALIBUR, INC.

Date:	February 9, 2012	By:	/s/Travis T. Jenson
Travis T. Jenson, Principal Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TC X CALIBUR, INC.

Date:	February 9, 2012	By:	/s/Travis T. Jenson
Travis T. Jenson, Principal Executive Officer, President and Director

Date:	February 9, 2012	By:	/s/Jason Jenson
Jason Jenson, Principal Financial Officer, Secretary/Treasurer