Form 10-Q
period 2012-03-31
TC X CALIBUR INC
filed 2012-05-11
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 11, 2012
Common Capital Voting Stock, $0.001 par value per share	1,325,062 shares

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

March 31, 2012
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011
(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Payable to related parties	88,616	84,114
Accrued Interest - related parties	1,349	-
Total Current Liabilities	89,965	84,114
Total Liabilities	89,965	84,114

Stockholders’ Deficit
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 1,325,062 shares issed and outstanding
as of March 31, 2012 and December 31, 2011	1,325	1,325
Additional Paid-In Capital	613,675	613,675
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(91,080)	(85,229)
Total Stockholders’ Deficit	(89,965)	(84,114)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011 and
for the Period from Reactivation (January 1, 2005) through March 31, 2012
(Unaudited)

			From
	For the	For the	reactivation
	Three Months	Three Months	(01/01/05)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	$-	$-	$-
General and Administrative Expenses	4,502	3,475	89,731
Net loss from operations	(4,502)	(3,475)	(89,731)

Other Income (Expense)
Related Party Interest Expense	(1,349)	-	(1,349)
Total Other Income (Expense)	(1,349)	-	(1,349)
Net Loss Before Taxes	(5,851)	(3,475)	(91,080)
Provision for Income Taxes	-	-	-
Net Loss	$(5,851)	$(3,475)	$(91,080)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.07)
Basic and Diluted Weighted Average Shares Outstanding	1,325,062	1,325,062	1,325,062

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011 and
for the Period from Reactivation (January 1, 2005) through March 31, 2012
(Unaudited)

			From
	For the	For the	reactivation
	Three Months	Three Months	(01/01/05)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(5,851)	$(3,475)	$(91,080)

Adjustments to reconcile net loss to
net cash provided by operating activities:

(Increase) Decrease in:
Prepaid Expense	-	1,200	18,750

Increase (decrease) in:
Accounts payable	-	(1,372)	(427)
Payables to related parties	4,502	3,647	71,408
Increase in related party accrued interest	1,349	-	1,349

Net Cash From Operations	-	-	-

Net Change in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended March 31, 2012, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $4,502 during the quarter. The balance due to the shareholder is $88,616 as of March 31, 2012. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended March 31, 2012 and 2011 totaled $1,349 and $0, respectively.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

We had no operations during the quarterly period ended March 31, 2012, nor do we have operations as of the date of this filing.  General and administrative expenses were $4,502 for the March 31, 2012, period, compared to $3,475 for the March 31, 2011, period. General and administrative expenses for the three months ended March 31, 2012, were comprised mainly of accounting and compliance fees.  The increase in general and administrative expenses for the 2012 quarterly period over the 2011 quarterly period was limited to increased audit expenses and other office fees.  We had a net loss of $5,851 for the March 31, 2012, period compared to a net loss of $3,475 for the March 31, 2011, period.  The increase in net loss for the three month periods ended March 31, 2012, and 2011. is due to the imputed interest expense on related party loans totaling $1,349 and $0, respectively.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2012, expenses and accounts payable were paid by a principal shareholder in the amount of $4,502, and during the quarterly period ended March 31, 2011, additional expenses and accounts payable paid by a principal shareholder totaled $3,647. The aggregate amount of $88,616 is outstanding as of March 31, 2012, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

TC X CALIBUR, INC.
(Issuer)

Date:	May 11, 2012	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	May 11, 2012	By:	/s/Jason Jenson
Jason Jenson, Secretary/Treasurer, Director