Form 10-Q
period 2012-06-30
TC X CALIBUR INC
filed 2012-07-31
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 31, 2012
Common Capital Voting Stock, $0.001 par value per share	1,325,062 shares

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

June 30, 2012
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011
(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Payable to related parties	89,966	84,114
Accrued Interest - related parties	4,405	-
Total Current Liabilities	94,371	84,114
Total Liabilities	94,371	84,114

Stockholders’ Deficit
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 1,325,062 shares issued and outstanding
as of June 30, 2012 and December 31, 2011	1,325	1,325
Additional Paid-In Capital	613,675	613,675
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(95,486)	(85,229)
Total Stockholders’ Deficit	(94,371)	(84,114)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2011 and
for the Period from Reactivation (January 1, 2005) through June 30, 2012
(Unaudited)

	For the	For the	For the	For the	From
	Three	Three	Six	Six	reactivation
	Months	Months	Months	Months	(01/01/05)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-
General and Administrative Expenses	1,350	1,575	5,852	5,050	91,081
Net loss from operations	(1,350)	(1,575)	(5,852)	(5,050)	(91,081)

Other Income (Expense)
Related Party Interest Expense	(3,056)	-	(4,405)	-	(4,405)
Total Other Income (Expense)	(3,056)	-	(4,405)	-	(4,405)
Net Loss Before Taxes	(4,406)	(1,575)	(10,257)	(5,050)	(95,486)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(4,406)	$(1,575)	$(10,257)	$(5,050)	$(95,486)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.07)
Basic and Diluted Weighted Average Shares Outstanding	1,325,062	1,325,062	1,325,062	1,325,062	1,325,062

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011 and
for the Period from Reactivation (January 1, 2005) through June 30, 2012
(Unaudited)

			From
	For the	For the	reactivation
	Six Months	Six Months	(01/01/05)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(10,257)	$(5,050)	$(95,486)

Adjustments to reconcile net loss to
net cash provided by operating activities:

(Increase) Decrease in:
Prepaid Expense	-	1,200	18,750

Increase (decrease) in:
Accounts payable	-	(1,372)	(427)
Payables to related parties	5,852	5,222	72,758
Increase in related party accrued interest	4,405	-	4,405

Net Cash From Operations	-	-	-

Net Change in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended June 30, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have any assets, nor has it established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $1,350 during the quarter. The balance due to the shareholder is $89,966 as of June 30, 2012. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three month periods ended June 30, 2012 and 2011 totaled $3,056 and $0, respectively.  Imputed interest expense on related party loans for the six month periods ended June 30, 2012 and 2011 totaled $4,405 and $0, respectively.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

We had no operations during the quarterly period ended June 30, 2012, nor do we have operations as of the date of this filing.  General and administrative expenses were $1,350 for the June 30, 2012, period, compared to $1,575 for the June 30, 2011, period. General and administrative expenses for the three months ended June 30, 2012, were comprised mainly of accounting and compliance fees.  The decrease in general and administrative expenses for the 2012 quarterly period over the 2011 quarterly period was limited to decreased office expenses.  We had a net loss of $4,406 for the June 30, 2012, period compared to a net loss of $1,575 for the June 30, 2011, period.  The increase in net loss for the three month periods ended June 30, 2012, and 2011, is due to the imputed interest expense on related party loans totaling $3,056 and $0, respectively.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

We had no operations during the six month period ended June 30, 2012, nor do we have operations as of the date of this filing.  General and administrative expenses were $5,852 for the June 30, 2012, period compared to $5,050 for the June 30, 2011, period.  General and administrative expenses for the six months ended June 30, 2012, were comprised mainly of accounting fees and other office expenses.  We had a net loss of $10,257 for the June 30, 2012, period compared to a net loss of $5,050 for the June 30, 2011, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended June 30, 2012, expenses and accounts payable were paid by a principal shareholder in the amount of $1,350, and during the quarterly period ended June 30, 2011, additional expenses and accounts payable paid by a principal shareholder totaled $1,575. The aggregate amount of $89,966 is outstanding as of June 30, 2012, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

TC X CALIBUR, INC.
(Issuer)

Date:	July 31, 2012	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	July 31, 2012	By:	/s/Jason Jenson
Jason Jenson, Secretary/Treasurer, Director