Form 10-Q
period 2012-09-30
TC X CALIBUR INC
filed 2012-10-31
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 31, 2012
Common Capital Voting Stock, $0.001 par value per share	1,325,062 shares

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

September 30, 2012
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2012 and December 31, 2011
(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Payable to related parties	91,551	84,114
Accrued Interest - related parties	6,893	-
Total Current Liabilities	98,444	84,114
Total Liabilities	98,444	84,114

Stockholders’ Deficit
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 1,325,062 shares issued and outstanding
as of September 30, 2012 and December 31, 2011	1,325	1,325
Additional Paid-In Capital	613,675	613,675
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(99,559)	(85,229)
Total Stockholders’ Deficit	(98,444)	(84,114)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2012 and 2011 and
for the Period from Reactivation (January 1, 2005) through September 30, 2012
(Unaudited)

					From
	For the	For the	For the	For the	reactivation
	Three Months	Three Months	Nine Months	Nine Months	(01/01/05)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-
General and Administrative Expenses	1,585	1,575	7,437	6,625	92,666
Net loss from operations	(1,585)	(1,575)	(7,437)	(6,625)	(92,666)

Other Income (Expense)
Related Party Interest Expense	(2,488)	-	(6,893)	-	(6,893)
Total Other Income (Expense)	(2,488)	-	(6,893)	-	(6,893)
Net Loss Before Taxes	(4,073)	(1,575)	(14,330)	(6,625)	(99,559)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(4,073)	$(1,575)	$(14,330)	$(6,625)	$(99,559)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.08)
Basic and Diluted Weighted Average Shares Outstanding	1,325,062	1,325,062	1,325,062	1,325,062	1,325,062

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011 and
for the Period from Reactivation (January 1, 2005) through September 30, 2012
(Unaudited)

			From
	For the	For the	reactivation
	Nine Months	Nine Months	(01/01/05)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(14,330)	$(6,625)	$(99,559)

Adjustments to reconcile net loss to
net cash provided by operating activities:

(Increase) Decrease in:
Prepaid Expense	-	1,200	18,750

Increase (decrease) in:
Accounts payable	-	(747)	(427)
Payables to related parties	7,437	6,172	74,343
Increase in related party accrued interest	6,893	-	6,893

Net Cash From Operations	-	-	-

Net Change in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended September 30, 2012, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $1,585 during the quarter. The balance due to the shareholder is $91,551 as of September 30, 2012. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three month periods ended September 30, 2012 and 2011 totaled $2,488 and $0, respectively.  Imputed interest expense on related party loans for the nine month periods ended September 30, 2012 and 2011 totaled $6,893 and $0, respectively.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

We had no operations during the quarterly period ended September 30, 2012, nor do we have operations as of the date of this filing.  General and administrative expenses were $1,585 for the September 30, 2012, period, compared to $1,575 for the September 30, 2011, period. General and administrative expenses for the three months ended September 30, 2012, were comprised mainly of accounting and compliance fees.  We had a net loss of $4,073 for the September 30, 2012, period compared to a net loss of $1,575 for the September 30, 2011, period.  The increase in net loss for the three month period ended September 30, 2012, is due to the imputed interest expense on related party loans totaling $2,488.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

We had no operations during the nine month period ended September 30, 2012, nor do we have operations as of the date of this filing.  General and administrative expenses were $7,437 for the September 30, 2012, period compared to $6,625 for the September 30, 2011, period.  General and administrative expenses for the nine months ended September 30, 2012, were comprised mainly of accounting fees and other office expenses.  We had a net loss of $14,330 for the September 30, 2012, period compared to a net loss of $6,625 for the September 30, 2011, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended September 30, 2012, expenses and accounts payable were paid by a principal shareholder in the amount of $1,585, and during the quarterly period ended September 30, 2011, additional expenses and accounts payable paid by a principal shareholder totaled $1,575. The aggregate amount of $91,551 is outstanding as of September 30, 2012, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Item 4. Mine Safety Disclosures

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

TC X CALIBUR, INC.
(Issuer)

Date:	October 31, 2012	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	October 31, 2012	By:	/s/Jason Jenson
Jason Jenson, Secretary/Treasurer, Director