Form 10-K
period 2012-12-31
TC X CALIBUR INC
filed 2013-03-12
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.51) on June 29, 2012, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 324,268 shares of common voting stock held by non-affiliates, valued in the aggregate at $165,376.

Outstanding Shares

As of March 12, 2013, the Registrant had 1,325,062 shares of common stock outstanding.

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

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in Securities and Exchange Commission filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in Securities and Exchange Commission filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” for up to five years.  We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
2011	High	Low
January 3 – March 31.51		.25
April 1 – June 30.51		.51
July 1 – September 30.51		.51
October 3 – December 30.51		.51
2012
January 3 – March 30.51		.51
April 2 – June 29.51		.51
July 2 – September 28.51		.15
October 1 – December 31.16		.16

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities by us during the three years ended December 31, 2012.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the three years ended December 31, 2012, from the sale of registered securities.

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

Liquidity and Capital Resources

We had no cash or cash equivalents on hand as of December 31, 2012. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During the year ended December 31, 2012, expenses were paid by a principal stockholder in the amount of $9,467.  During the same period in 2011, additional expenses by a principal stockholder totaled $8,207. The aggregate amount of $93,581 outstanding as of December 31, 2012, is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the years ended December 31, 2012 and 2011 totaled $9,437 and $0, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the future amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended December 31, 2012, we had a net loss of $18,904, resulting from operations.  During this same period ending December 31, 2011, we had a net loss of $8,035, also resulting from operations.  The increase in net loss for the year ended December 31, 2012, is due to the imputed interest expense on related party loans totaling $9,437.  Except as described above, we have received no revenues in either of our two most recent fiscal years.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TC X CALIBUR, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
December 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TC X Calibur, Inc. [a development stage company]

We have audited the accompanying consolidated balance sheets of TC X Calibur, Inc. [a development stage company] as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011, and for the period from reactivation [January 2005] through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TC X Calibur, Inc. [a development stage company] as of December 31, 2012 and 2011, and the consolidated results of its operations and cash flows for the years ended December 31, 2012 and 2011, and for the period from reactivation through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from reactivation through December 31, 2012. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
March 12, 2013

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	December 31, 2012	December 31, 2011

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Payable to related parties	93,581	84,114
Accrued Interest - related parties	9,437	-
Total Current Liabilities	103,018	84,114
Total Liabilities	103,018	84,114

Stockholders’ Deficit
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 1,325,062 shares issued and outstanding
as of December 31, 2012 and 2011	1,325	1,325
Additional Paid-In Capital	613,675	613,675
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(104,133)	(85,229)
Total Stockholders’ Deficit	(103,018)	(84,114)
Total Liabilities and Stockholders' Deficit	$-	$-

See Accompanying Notes to the Consolidated Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011, and for the Period from
Reactivation (January 1, 2005) through December 31, 2012

			From
	For the	For the	reactivation
	Year	Year	(01/01/05)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$-	$-	$-
General and Administrative Expenses	9,467	8,035	94,696
Net loss from operations	(9,467)	(8,035)	(94,696)

Other Income (Expense)
Related Party Interest Expense	(9,437)	-	(9,437)
Total Other Income (Expense)	(9,437)	-	(9,437)
Net Loss Before Taxes	(18,904)	(8,035)	(104,133)
Provision for Income Taxes	-	-	-
Net Loss	$(18,904)	$(8,035)	$(104,133)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.08)
Basic and Diluted Weighted Average Shares Outstanding	1,325,062	1,325,062	1,325,062

See Accompanying Notes to the Consolidated Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2012 and 2011, and for the Period from
Reactivation (January 1, 2005) through December 31, 2012

					Accumulated
			Additional		Deficit During	Net
	Number of	Common	Paid-in	Accumulated	Development	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Equity (Deficit)
Balance, January 1, 2005	2,213,623	$2,214	$612,786	$(613,885)	$-	$1,115
December 27, 2007 - Effect of
forward split - 2.3943 for 1	3,086,541	3,086	(3,086)
November 29, 2010 - Effect of
reverse split - 1 for 4	(3,975,102)	(3,975)	3,975
Net loss for the year ended
December 31, 2005					(32,564)	(32,564)
Balance, December 31, 2005	1,325,062	1,325	613,675	(613,885)	(32,564)	(31,449)
Net loss for the year ended
December 31, 2006					(6,488)	(6,488)
Balance, December 31, 2006	1,325,062	1,325	613,675	(613,885)	(39,052)	(37,937)
Net loss for the year ended
December 31, 2007					(7,905)	(7,905)
Balance, December 31, 2007	1,325,062	1,325	613,675	(613,885)	(46,957)	(45,842)
Net loss for the year ended
December 31, 2008					(14,696)	(14,696)
Balance, December 31, 2008	1,325,062	1,325	613,675	(613,885)	(61,653)	(60,538)
Net loss for the year ended
December 31, 2009					(6,905)	(6,905)
Balance, December 31, 2009	1,325,062	1,325	613,675	(613,885)	(68,558)	(67,443)
Net loss for the year ended
December 31, 2010					(8,636)	(8,636)
Balance, December 31, 2010	1,325,062	1,325	613,675	(613,885)	(77,194)	(76,079)
Net loss for the year ended
December 31, 2011					(8,035)	(8,035)
Balance, December 31, 2011	1,325,062	1,325	613,675	(613,885)	(85,229)	(84,114)
Net loss for the year ended
December 31, 2012					(18,904)	(18,904)
Balance, December 31, 2012	1,325,062	$1,325	$613,675	$(613,885)	$(104,133)	$(103,018)

See Accompanying Notes to the Consolidated Financial Statements

TC X CALIBUR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011, and for the Period from
Reactivation (January 1, 2005) through December 31, 2012

			From
	For the	For the	reactivation
	Year	Year	(01/01/05)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(18,904)	$(8,035)	$(104,133)

Adjustments to reconcile net loss to
net cash provided by operating activities:

(Increase) Decrease in:
Prepaid Expense	-	1,200	18,750

Increase (decrease) in:
Accounts payable	-	(1,372)	(427)
Payables to related parties	9,467	8,207	76,373
Increase in related party accrued interest	9,437	-	9,437

Net Cash From Operations	-	-	-

Net Change in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

See Accompanying Notes to the Consolidated Financial Statements

TC X CALIBUR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)
December 31, 2012

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

The consolidated financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of TC X Calibur, Inc. and its wholly-owned subsidiary, TCX Acquisition Corp. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending December 31, 2012 and 2011 the Company did not have non-cash investing or financing activities.

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2012 and 2011, no income tax expense had been incurred or accrued.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2012 and 2011.

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

NOTE 2 LIQUIDITY/GOING CONCERN

The Company is a development stage enterprise and has accumulated operating losses since reactivation of $104,133, and has had negative cash flows from operating activities during the period from reactivation [January 2005] through December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, the Company borrowed $9,467 and $8,207, respectively from a shareholder to pay operating expenses.  The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of December 31, 2012 and 2011 is $93,581 and $84,114, respectively.  The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the years ended December 31, 2012 and 2011 totaled $9,437 and $0, respectively.

The Company offices for 2012 were those of President, Travis T. Jenson, and are provided at no cost. The shareholder incurs no incremental costs in providing this office space to the Company.

NOTE 4 INCOME TAXES

The provision for income taxes consists of the following:

	2012	2011
Current tax	$—	$—
Deferred tax benefit	(6,427)	(2,732)
Benefits of operating loss carryforwards	6,427	2,732
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of December 31, 2012.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$706,537	$240,222	34%
Related Party Interest Accrual	9,437	3,209	34%
Valuation Allowance		(243,431)
Deferred Tax Asset – 12/31/2012		$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.  The valuation allowance has increased by $6,427, from the prior year balance of $237,004, as of December 31, 2011.

The Company has the following operating loss carry forwards available at December 31, 2012:

Operating Losses
Expires	Amount
2020	$38,250
2021	12,382
2022	17,151
2023	14,274
2024	529,784
2025	32,564
2026	6,488
2027	7,905
2028	14,696
2029	6,905
2030	8,636
2031	8,035
2032	9,467
Total	$706,537

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2012	2011
Expected Tax Provision	$(6,427)	$(2,732)
Effect of:
Increase in Valuation Allowance	6,427	2,732
Actual Tax Provision	$—	$—

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

A reconciliation of our unrecognized tax benefits is presented in the table below:

	2012	2011
Beginning Balance	$0.00	$0.00
Additions based on tax positions related to the current year	0.00	0.00
Reductions for tax positions of prior years	0.00	0.00
Reductions due to expiration of statute of limitations	0.00	0.00
Settlements with taxing authorities	0.00	0.00
Ending Balance	$0.00	$0.00

The Company has filed income tax returns in the U.S.  All years prior to 2009 are closed by expiration of the statute of limitations.  The tax year ended December 31, 2009, will close by expiration of the statute of limitations on April 15, 2013.  The years ended December 31, 2010, 2011 and 2012 are open for examination.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Travis T. Jenson	40	President & Director	September 2005
Jason Jenson	37	Secretary, Treasurer & Director	January 2009
Harold T. Jenson	43	Director	September 2005

Background and Business Experience

Travis T. Jenson, President and director, is 40 years old. Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. degree.  Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and four-person consulting firm focusing primarily on general business consulting.  Mr. Jenson is currently the President and a director of Jenson Services.  He also served as the President and a director of Northsight Capital, Inc. (OTCBB: NCAP), a blank-check Nevada corporation that dissolved its water business in 2010, until May 2011.

Jason Jenson, Secretary, Treasurer and director, is 37 years of age.  Mr. Jenson graduated in 1997 from the University of Utah.  From 2002 to present, Mr. Jenson has been owner and President of Highmark Enterprises, a Salt Lake City, Utah, construction company.

Harold T. Jenson, director, is 43 years old. Mr. Jenson is a graduate of Montana State University, in Billings, Montana. Mr. Jenson is the owner/operator of HJJ Construction, LLC, a Utah limited liability corporation which specializes in the construction of custom homes along the Wasatch Front and in Park City and Deer Valley, Utah.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2012, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2012, or 2011. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”). The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Travis T. Jenson	12/31/12	0	0	0	0	0	0	0	0
President, Director	12/31/11	0	0	0	0	0	0	0	0
	12/31/10	0	0	0	0	0	0	0	0

Jason Jenson*	12/31/12	0	0	0	0	0	0	0	0
Secretary, Treasurer/Director	12/31/11	0	0	0	0	0	0	0	0
	12/31/10	0	0	0	0	0	0	0	0

Harold T. Jenson	12/31/12	0	0	0	0	0	0	0	0
Director	12/31/11	0	0	0	0	0	0	0	0
	12/31/10	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2012.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$5,950	$5,572
Audit-related Fee	0	0
Tax Fees	400	395
All Other Fees	0	0
Total Fees	$6,350	$5,967

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)                      Financial Statements.  See the audited financial statements for the year ended December 31, 2012 contained in Item 8 above which are incorporated herein by this reference.

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

TC X CALIBUR, INC.

Date:	March 12, 2013	By:	/s/Travis T. Jenson
Travis T. Jenson, Principal Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TC X CALIBUR, INC.

Date:	March 12, 2013	By:	/s/Travis T. Jenson
Travis T. Jenson, Principal Executive Officer, President and Director

Date:	March 12, 2013	By:	/s/Jason Jenson
Jason Jenson, Principal Financial Officer, Secretary/Treasurer