Form 10-Q
period 2013-03-31
TC X CALIBUR INC
filed 2013-04-26
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 26, 2013
Common Capital Voting Stock, $0.001 par value per share	1,325,062 shares

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

March 31, 2013
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2013 and December 31, 2012
(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Payable to related parties	97,706	93,581
Accrued Interest - related parties	12,035	9,437
Total Current Liabilities	109,741	103,018
Total Liabilities	109,741	103,018

Stockholders’ Deficit
Preferred Stock--5,000,000 shares authorized,
$.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized,
$.001 par value; 1,325,062 shares issued and outstanding
as of March 31, 2013 and December 31, 2012	1,325	1,325
Additional Paid-In Capital	613,675	613,675
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(110,856)	(104,133)
Total Stockholders’ Deficit	(109,741)	(103,018)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012 and
for the Period from Reactivation (January 1, 2005) through March 31, 2013
(Unaudited)

			From
	For the	For the	reactivation
	Three Months	Three Months	(01/01/05)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenues	$-	$-	$-
General and Administrative Expenses	4,125	4,502	98,821
Net loss from operations	(4,125)	(4,502)	(98,821)

Other Income (Expense)
Related Party Interest Expense	(2,598)	(1,349)	(12,035)
Total Other Income (Expense)	(2,598)	(1,349)	(12,035)
Net Loss Before Taxes	(6,723)	(5,851)	(110,856)
Provision for Income Taxes	-	-	-
Net Loss	$(6,723)	$(5,851)	$(110,856)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.08)
Basic and Diluted Weighted Average Shares Outstanding	1,325,062	1,325,062	1,325,062

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012 and
for the Period from Reactivation (January 1, 2005) through March 31, 2013
(Unaudited)

			From
	For the	For the	reactivation
	Three Months	Three Months	(01/01/05)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(6,723)	$(5,851)	$(110,856)

Adjustments to reconcile net loss to
net cash provided by operating activities:

(Increase) Decrease in:
Prepaid Expense	-	-	18,750

Increase (decrease) in:
Accounts payable	-	-	(427)
Payables to related parties	4,125	4,502	80,498
Increase in related party accrued interest	2,598	1,349	12,035

Net Cash From Operations	-	-	-

Net Change in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended March 31, 2013, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $4,125 during the quarter. The balance due to the shareholder is $97,706 as of March 31, 2013. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three month periods ended March 31, 2013 and 2012 totaled $2,598 and $1,349, respectively.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

We had no operations during the quarterly period ended March 31, 2013, nor do we have operations as of the date of this filing.  General and administrative expenses were $4,125 for the March 31, 2013, period, compared to $4,502 for the March 31, 2012, period. General and administrative expenses for the three months ended March 31, 2013, were comprised mainly of accounting and compliance fees.  We had a net loss of $6,723 for the March 31, 2013, period compared to a net loss of $5,851 for the March 31, 2012, period.  The increase in net loss for the three month period ended March 31, 2013, is due to the imputed interest expense on related party loans totaling $2,598.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2013, expenses and accounts payable were paid by a principal shareholder in the amount of $4,125, and during the quarterly period ended March 31, 2012, additional expenses and accounts payable paid by a principal shareholder totaled $4,502. The aggregate amount of $97,706 is outstanding as of March 31, 2013, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

TC X CALIBUR, INC.
(Issuer)

Date:	April 26, 2013	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	April 26, 2013	By:	/s/Jason Jenson
Jason Jenson, Secretary/Treasurer, Director