Form 10-Q
period 2013-06-30
TC X CALIBUR INC
filed 2013-08-19
CIK 847015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53408

TC X CALIBUR, INC.

(Exact name of issuer as specified in its charter)

Nevada	87-0474017
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

175 South Main Street

Fifteenth Floor

Salt Lake City, Utah 84111

(Address of Principal Executive Offices)

4685 SOUTH HIGHLAND DRIVE #202

SALT LAKE CITY UT 84117

(Former Address)

(801) 303-5739

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐ (The Registrant does not maintain a website.)

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

1,325,062 shares of common stock as of August 16, 2013.

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2013

C O N T E N T S

TC X CALIBUR, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$735	$-
Payable to related parties	-	93,581
Accrued Interest - related parties	-	9,437
Notes Payable – related parties	125,000	-
Total Current Liabilities	125,735	103,018
Total Liabilities	125,735	103,018

Stockholders’ Deficit
Preferred Stock--5,000,000 shares authorized, $.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized, $.001 par value; 1,325,062 shares issued and outstanding as of June 30, 2013 and December 31, 2012	1,325	1,325
Additional Paid-In Capital	623,278	613,675
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(136,453)	(104,133)
Total Stockholders’ Deficit	(125,735)	(103,018)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six months Ended June 30, 2013 and 2012 and for the Period from Reactivation (January 1, 2005) through June 30, 2013

(Unaudited)

					From
	For the	For the	For the	For the	reactivation
	Three Months	Three Months	Six Months	Six Months	(01/01/05)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-
General and Administrative Expenses	22,960	1,350	27,085	5,852	121,781
Net loss from operations	(22,960)	(1,350)	(27,085)	(5,852)	(121,781)

Other Income (Expense)
Related Party Interest Expense	(2,637)	(3,056)	(5,235)	(4,405)	(14,672)
Total Other Income (Expense)	(2,637)	(3,056)	(5,235)	(4,405)	(14,672)
Net Loss Before Taxes	(25,597)	(4,406)	(32,320)	(10,257)	(136,453)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(25,597)	$(4,406)	$(32,320)	$(10,257)	$(136,453)

Basic and Diluted Loss Per Share	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$(0.10)
Basic and Diluted Weighted Average Shares Outstanding	1,325,062	1,325,062	1,325,062	1,325,062	1,325,062

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six months Ended June 30, 2013 and 2012 and

for the Period from Reactivation (January 1, 2005) through June 30, 2013

(Unaudited)

			From
	For the	For the	reactivation
	Six Months	Six Months	(01/01/05)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(32,320)	$(10,257)	$(136,453)

Adjustments to reconcile net loss to net cash provided by operating activities:
(Increase) Decrease in:
Prepaid Expense	-	-	18,750
Increase (decrease) in:
Accounts payable	735	-	308
Payables to related parties	26,350	5,852	102,723
Increase in related party accrued interest	(5,235)	4,405	14,672

Net Cash From Operations	-	-	-

Net Change in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-
Notes payable issued for payables to related party	$125,000	-	$125,000
Related party debt forgiveness	$9,603	-	$9,603

See accompanying notes to unaudited condensed consolidated financial statements.

TC X CALIBUR, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended June 30, 2013, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by Jenson Services, Inc. (“Jenson Services”), a shareholder, in the amount of $26,350 during the six months ended June 30, 2013.  The Company imputes interest at 10% per annum.  Imputed interest expense on related party payables for the six month periods ended June 30, 2013 and 2012 totaled $5,235 and $4,405, respectively.

On June 25, 2013 the Company executed two promissory notes with Jenson Services.  The promissory notes were for funds already paid on behalf of the Company as a partial settlement of those debts.   Jenson Services forgave the remaining balance due to them of $9,603.  The Company treated this forgiveness as related party debt forgiveness with a credit to additional paid in capital.  In the first promissory note, the Company agreed to pay Jenson Services $75,000 thirty days following the execution of the note. On August 16, 2013, the Company and Jenson Services executed an Amendment to the Promissory Note whereby the parties agreed to extend the maturity date of the Promissory Note to sixty days following the execution date.  In the second promissory note, the Company agreed to pay Jenson Services $50,000 sixty days following the execution of the note. The promissory notes are non-interest bearing.  The promissory notes may be extended for up to an additional thirty days with an extension payment of 10% of the face value of the notes.  The notes are secured by 387,098 shares of common stock of the Company sold by Jenson Services to Kenneth Williams, the new Chief Executive Officer of the Company.

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

Results of Operations

Three months Ended June 30, 2013 Compared to Three months Ended June 30, 2012

We had no operations during the three month period ended June 30, 2013, nor do we have operations as of the date of this filing.  General and administrative expenses were $22,960 for the June 30, 2013, period, compared to $1,350 for the June 30, 2012, period. General and administrative expenses for the three months ended June 30, 2013, were comprised mainly of accounting, legal and compliance fees.  We had a net loss of $25,597 for the June 30, 2013 period compared to a net loss of $4,406 for the June 30, 2012 period.  The increase in net loss for the three month period ended June 30, 2013, is due to the increase in general and administrative expenses as a result of the change in control of the Company.

Six months Ended June 30, 2013 Compared to Six months Ended June 30, 2012

We had no operations during the six month period ended June 30, 2013, nor do we have operations as of the date of this filing.  General and administrative expenses were $27,085 for the June 30, 2013, period, compared to $5,852 for the June 30, 2012, period. General and administrative expenses for the six months ended June 30, 2013, were comprised mainly of accounting, legal and compliance fees.  We had a net loss of $32,320 for the June 30, 2013, period compared to a net loss of $10,257 for the June 30, 2012, period.  The increase in net loss for the six month period ended June 30, 2013, is due to the increase in general and administrative expenses as a result of the change in control of the Company.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  The aggregate amount of $125,000 is outstanding as of June 30, 2013, is secured by certain shares of the Company owned by the Chief Executive Officer and is due in two installments ($75,000 due on July 25, 2013 (that was subsequently extended to August 25, 2013) and $50,000 due on August 25, 2013). Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
31.1	Certification of Kenneth Williams Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Jason Jenson Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Kenneth Williams Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K

8-K filed June 27, 2013 including Items 1.01, 2.01, 2.03, 5.01, 5.02, and 9.01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC X CALIBUR, INC.

(Issuer)

Date:	August 19, 2013	By:	/s/Kenneth Williams
Kenneth Williams, Chief Executive Officer, Chief Financial Officer and Director