Form 10-Q
period 2013-09-30
MEDICAN ENTERPRISES, INC.
filed 2013-11-19
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53408

MEDICAN ENTERPRISES, INC.
(Exact name of issuer as specified in its charter)

Nevada	87-0474017
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)
5955 EDMOND STREET, SUITE 102
LAS VEGAS, NV 89118
(Address of Principal Executive Offices)

(702) 826-3365
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

26,501,240 shares of common stock as of November 15, 2013.

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

September 30, 2013

C O N T E N T S

Condensed Consolidated Balance Sheets (Unaudited)	4
Condensed Consolidated Statements of Operations (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

MEDICAN ENTERPRISES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Payable to related parties	-	93,581
Accrued Interest - related parties	514	9,437
Notes Payable – related parties	146,309	-
Total Current Liabilities	146,823	103,018
Total Liabilities	146,823	103,018

Stockholders’ Deficit
Preferred Stock--5,000,000 shares authorized, $.001 par value; 0 shares issued and outstanding	-	-
Common stock--50,000,000 shares authorized, $.001 par value; 26,501,240 shares issued and outstanding as of September 30, 2013 and December 31, 2012 (1)	26,501	26,501
Additional Paid-In Capital	598,102	588,499
Accumulated Deficit	(613,885)	(613,885)
Deficit Accumulated During Development Stage	(157,541)	(104,133)
Total Stockholders’ Deficit	(146,823)	(103,018)
Total Liabilities and Stockholders' Deficit	$-	$-

(1)
The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common stock based on the forward-split ratio of 20:1. See Note 4 of the accompanying notes.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From
	For the	For the	For the	For the	reactivation
	Three Months	Three Months	Nine Months	Nine Months	(January 1, 2005)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-
General and Administrative Expenses	20,574	1,585	47,659	7,437	142,355
Net loss from operations	(20,574)	(1,585)	(47,659)	(7,437)	(142,355)

Other Expense
Related Party Interest Expense	(514)	(2,488)	(5,749)	(6,893)	(15,186)
Total Other Expense	(514)	(2,488)	(5,749)	(6,893)	(15,186)
Net Loss Before Taxes	(21,088)	(4,073)	(53,408)	(14,330)	(157,541)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(21,088)	$(4,073)	$(53,408)	$(14,330)	$(157,541)

Basic and Diluted Loss Per Share	$(0.02)	$(0.01)	$(0.04)	$(0.01)	$(0.12)
Basic and Diluted Weighted Average Shares Outstanding	26,501,240	26,501,240	26,501,240	26,501,240	26,501,240

(1)
The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common stock based on the forward-split ratio of 20:1 in determining the basic and diluted weighted average shares. See Note 4 of the accompanying notes.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From
	For the	For the	reactivation
	Nine Months	Nine Months	(January 1, 2005)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013
Operating Activities
Net loss	$(53,408)	(14,330)	$(157,541)

Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) Decrease in:
Prepaid Expense	-	-	18,750
Increase (decrease) in:
Accounts payable	-	-	601
Decrease in related party accrued interest	(8,923)	6,893	(8,119)

Net Cash Used in Operating Activities	(62,331)	-	(146,309)

Financing Activities
Proceeds from borrowing, related parties	62,331	7,437	146,309

Net Cash Provided by Financing Activities	62,331	7,437	146,309

Net Change in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	-	$-
Cash paid for interest	$-	-	-
Notes payable issued for payables to related party	$146,309	-	$271,309
Related party debt forgiveness	$9,603	-	$9,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended September 30, 2013, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by Chienn Consulting Group, LLC. (“Chienn Consulting Group”), a shareholder, in the amount of $62,331 during the nine months ended September 30, 2013.  The Company imputes interest at 10% per annum.  Imputed interest expense on related party payables for the nine month periods ended September 30, 2013 and 2012 totaled $5,749 and $6,893, respectively. As of September 30, 2013, the total amount of note payable to related parties was $146,309.

On June 25, 2013 the Company executed two promissory notes with Jenson Services.  The promissory notes were for funds already paid on behalf of the Company as a partial settlement of those debts.   Jenson Services forgave the remaining balance due to them of $9,603.

NOTE 4 EQUITY

On August 16, 2013, our Company’s board of directors approved a forward split paid as a stock dividend, on a basis of 20:1 (the “Stock Dividend”), pursuant to which, the Company’s shareholders as at September 24, 2013 received twenty (20) shares of our Company’s common stock for each one (1) share of common stock currently held. The pay-out date as approved by our board of directors and Financial Industry Regulatory Authority is September 25, 2013. The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common stock based on the forward-split ratio of 20:1.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

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

Plan of Operations

As of October 1, 2013, we commenced new operations as a business. We announced the new business operations on November 7, 2013 on Form 8-K announcing our change in shell company status.  The new business operations of the Company will focus on newsworthy developments in the medical cannabis (“MMJ”) industry. Specifically, the Company has engaged a consultant to administer a website, www.cannabismagazine.com, that will focus on new developments in and related to the medical cannabis industry.

The Company intends to help facilitate the discussion within the medical cannabis industry through its publications and to forge strategic relationships with individuals and related businesses within the industry. The Company may consider strategic acquisitions of companies within the medical cannabis industry. The Company intends to evaluate its options for future mergers or partnerships based on the response to its online and print publications and its advertising revenue, as it develops.

The Company is the publisher of “Cannabis Magazine” online and in hard copy form and the operator of the website. The physical copies of Cannabis Magazines will be distributed for free in over 4000 medical cannabis locations throughout the United States. Cannabis Magazine will feature lifestyle and informational articles on the medical cannabis industry as well as sell advertisements in the magazine. As part of its online imprint, the Company maintains and updates Cannabis Magazine’s blog at www.cannabismagazine.com and plans to organize events and informational sessions related to the medical cannabis industry.

The website of the Company, www.cannabismagazine.com  is live. The Company intends to distribute physical copies of the magazine to dispensaries by the end of November.

Over the next twelve months, we plan to:

•	develop our brand;
•	leverage our management’s contacts and business experience to develop a wider customer base;
•	develop a comprehensive marketing system for retail clients; and
•	increase our financial resources.

During the next 12 months, our foreseeable cash requirements relate to general corporate expenses, costs related to the publication of our magazine and website; the payment of our Securities and Exchange Commission and the Exchange Act reporting filing expenses, including associated legal and accounting fees; and costs incident to reviewing or investigating any potential business venture. We will have to raise additional funds during the next 12 months.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol MDCN.OB.

Results of Operations

Three months Ended September 30, 2013 Compared to Three months Ended September 30, 2012

We had no operations during the three month period ended September 30, 2013; we started our current operations on October 1, 2013.  General and administrative expenses were $20,574 for the three months ended September 2013, compared to $1,585 for the September 30, 2012, period. General and administrative expenses for the three months ended September 30, 2013, were comprised mainly of accounting, legal and compliance fees.  We had a net loss of $21,008 for the September 30, 2013 period compared to a net loss of $4,073 for the September 30, 2012 period.  The increase in net loss for the three month period ended September 30, 2013, is due to the increase in general and administrative expenses as a result of the change in control of the Company.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

We had no operations during the nine month period ended September 30, 2013; we started operations on October 1, 2013.  General and administrative expenses were $47,659 for the nine months ended September 2013, compared to $7,437 for the nine months ended September 30, 2012. General and administrative expenses for the nine months ended September 30, 2013, were comprised mainly of accounting, legal and compliance fees.  We had a net loss of $53,408 for the September 30, 2013 period compared to a net loss of $14,330 for the September 30, 2012 period.  The increase in net loss for the nine month period ended September 30, 2013, is due to the increase in general and administrative expenses as a result of the change in control of the Company.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  The due date for two promissory notes entered into on June 25, 2013 (totaling in the aggregate $125,000) and secured by certain shares of the Company owned by the Chief Executive Officer was extended to November 30, 2013 and a good faith payment is due on November. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

None; not applicable

Item 5. Other Information

Reports on Form 8-K

8-K filed on November 7, 2013 included Item 5.06. The Company has ceased to be a shell company under Rule 12b-2 of the Exchange Act.

8-K filed on September 24, 2013 included Item 8.01. The Company’s board of directors approved a forward split paid as a stock dividend, on a basis of 20:1, pursuant to which the Company’s shareholders received twenty (20) shares of the Company’s common stock for each one (1) share of common stock held at the time the dividend was declared.

8-K filed on September 18, 2013 included Item 5.03. The Company amended its Articles of Incorporation and changed the Company name to MEDICAN ENTERPRISES, INC. The name change has been processed by FINRA and the Company’s new trading symbol is MDCN.OB.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
31.1	Certification of Kenneth Williams Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Kennethy Williams Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Kenneth Williams Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

MEDICAN ENTERPRISES, INC.
(Issuer)

Date:	November 14, 2013	By:	/s/Kenneth Williams
Kenneth Williams, Chief Executive Officer, Chief Financial Officer and Director