Form 10-Q
period 2014-03-31
MEDICAN ENTERPRISES, INC.
filed 2014-05-20
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53408

MEDICAN ENTERPRISES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0474017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5955 Edmond Street, Suite 102
Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

(800)416-8802
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on May 19, 2014 was

40,693,664.

MEDICAN ENTERPRISES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements.

MEDICAN ENTERPRISES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash	$229,755	$-
Due from Investors	294,500	-
Total current asset	524,255	-

Total assets	$524,255	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$741,967	$176,187
Accrued Interest - related parties	4,172	4,172
Notes Payable - related parties	205,955	116,529
Total current liabilities	952,094	296,888

Total liabilities	952,094	296,888

Stockholders’ Deficit:
Preferred Stock -- 5,000,000 shares authorized, $.001 par value; 0 shares issued and outstanding	-	-
Common stock - 50,000,000 shares authorized, $.001 par value;
39,221,664 shares issued and outstanding as of March 31, 2014
and 27,151,240 as of December 31, 2013	39,221	27,151
Additional paid-in capital	31,023,082	770,428
Accumulated deficit	(613,885)	(613,885)
Accumulated development stage equity	(30,876,257)	(480,582)
Total stockholders' deficit	(427,839)	(296,888)
Total liabilities and stockholders' deficit	$524,255	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014, AND 2013
AND CUMULATIVE FROM REACTIVATION (JANUARY 1, 2005)
THROUGH MARCH 31, 2014
(Unaudited)
			From
			reactivation
	Three Months	Three Months	(1/1/05)
	Ended	Ended	through
	March, 31	March 31,	March 31,
	2014	2013	2014

INCOME	$-	$-	$-

OPERATING EXPENSES

Professional Services	29,961,272	-	29,961,272
Selling, General, and Administrative Expense	433,835	4,125	895,573

Total Operating Expenses	30,395,107	4,125	30,856,845

Loss from operations	(30,395,107)	(4,125)	(30,856,845)

Other Income (Expense):
Related Party Interest Expense	-	(2,598)	(18,844)
Net Other Expense	-	(2,598)	(18,844)

NET LOSS	$(30,395,107)	$(6,723)	$(30,875,689)

Currency Translation Adjustment	(568)	-	(568)

Comprehensive Loss	$(30,395,675)	$(6,723)	$(30,876,257)

NET LOSS PER BASIC AND DILUTED SHARES	$(1.04)	$(0.01)	$(1.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	29,135,909	1,325,062	29,135,909

See accompanying notes to unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC. CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013,
AND CUMULATIVE FROM REACTIVATION (JANUARY 1, 2005)
THROUGH MARCH 31, 2014			From
(Unaudited)			reactivation
			(01/01/05)
	Three Months	Three Months	through
	Ended	Ended	March 31,
	March 31, 2014	March 31, 2013	2014
Operating Activities:
Comprehensive loss	$(30,395,675)	$(6,723)	$(30,876,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants Issued as Compensation	422,695		422,695
Stock Compensation Expenses	68,400		68,400
Stock Issued for Services	29,162,300		29,324,800
Change in operating assets and liabilities:
Other Receivables	(294,500)		(294,500)
Prepaid Expense			18,750
Accounts Payable	565,780		741,540
Payables to Related Parties	133,330	4,125	232,651
Accrued interest - related party	-	2,598	4,172
Non-cash changes in operating assets and liabilities:
Conversion of related party payable to stock	43,904
Net Cash Used in Operating Activities	(337,670)		(357,749)
Investing Activities:	-	-	-

Financing Activities:
Related party debt forgiveness	-	-	9,603
Subscription Agreements	567,425	-	577,901

Net Cash Provided by Financing Activities	567,425	-	587,504
Net Increase in Cash	229,755	-	229,755
Cash, as of December 31, 2013	-	-	-
Cash, as of March 31, 2014	$229,755	$-	$229,755

Supplemental Disclosures of Cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued to settle related party debt	$43,904

See accompanying notes to unaudited condensed consolidated financial statements.

Medican Enterprises, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2013

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

Medican Enterprises, Inc. (“the Company”) was incorporated in Nevada in October, 1988, under the name Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating capital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. (“A.F.C.”), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Optical Investments Limited, a corporation organized in the Province of Ontario, Canada (“Film Opticals”) in exchange for 120,000 of its common shares. With the acquisition of Film Opticals, the Company had been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remained intact, but funding constraints curtailed the Company’s ability to develop and market this business. Because of these constraints, the board of directors elected on December 8, 2004, to sell Film Opticals. The Company subsequently changed its focus and entered into pharmaceutical business. On August 6, 2013, The Company changed its name to Medican Enterprises, Inc. to more accurately reflect its business operation.

The Company is a pharmaceutical company currently focused on developing, distributing and marketing medical marijuana in Canada.  The Company has established joint-venture partnerships with experienced agricultural and pharmaceutical distribution companies in Canada to facilitate this business.  The Company is also actively searching to acquire smaller operations in the medical marijuana industry in Canada with the intention of increasing their profits through economies of scale.

The Company currently has three subsidiaries through which the Company operates.

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

Medican (Delta) is a corporation incorporated under the laws of the Province of British Columbia under incorporation number BC0989867 on December 31, 2013.  The authorized share structure is an unlimited number of common shares without par value, with 100 common shares issued to Medican Systems. The primary focus of Medican Delta is to pursue opportunities in the medical marijuana industry in and around the city of Delta in British Columbia, Canada.

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

(c) Income Taxes

The Company applies the provisions of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 740 Income Taxes.  The Standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no outstanding tax liability.  At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of March 31, 2014, no income tax expense had been incurred or accrued.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of March 31, 2014.

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

(h) Impact of New Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed consolidated financial statements.

(i) Stock Based Compensation

Shares were issued to various employees as compensation for services rendered. A total of 40,000 shares were issued at a total value of $64,800.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated development stage losses of $30,879,257, and has had negative cash flows from operating activities during the period from reactivation (January 1, 2005) through March 31, 2014. The loss was primarily due to stock based compensation. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Management plans to continue the operations that it has started organically within the Company since October 1, 2013. The Company currently operates as a pharmaceutical business focused on developing, distributing and marketing medical marijuana in Canada.  The Company has established joint-venture partnerships with experienced agriculture and pharmaceutical distribution companies in Canada to facilitate this business.  Management of the Company is also actively searching to acquire smaller operations in the medical marijuana industry in Canada with the intention of increasing their profits through economies of scale.

NOTE 3 RELATED PARTY TRANSACTIONS AND BALANCES

On March 1, 2014, a note was issued to a shareholder in return for cash to meet short-term liquidity needs. The note was repaid within a month when the shareholder elected to convert the $23,330 note into shares of the Company’s common stock. This shareholder converted the March 1, 2014 note along with a previous loan balance of $20,574 into 175,624 shares of common stock, at a conversion price of $0.275 per share.

On March 31, 2014, two new loans were executed. The notes are 8% convertible notes in the principal amount of $57,500 each and each includes a 5% original issue discount such that the total proceeds to the Company from issuance of the two notes is $115,000. The notes are convertible into shares of common stock, $0.001 par value per share.

On March 31, 2014, total balances due to related parties amounted to $205,995.

As of March 31, 2014, an agreement was entered into with a related party as described in above. Due to loan issuance expenses and discounts on the debt, $104,500 was transferred to Medican’s bank account. As of March 31, 2014, the loan agreement had been signed but the funds had not yet been received. An asset was accrued in the amount of $104,500 to account for this balance.

Various loans were obtained through related parties as described in above. These loans constitute the balance of the related party payables as of March 31, 2014. In addition to related party payables, interest is imputed on loans at a 10% non-compounding interest rate.

NOTE 4 EQUITY

During the period from January 1, 2014 through March 31, 2014, subscriptions were sold to various investors. A total of 1,154,800 shares were issued for a total cash value of $567,425.

On February 5, 2014, 40,000 shares were issued to officers and recorded as compensation expense at the market value of the shares on the day of issuance.

On March 25, 2014, a total of 175,624 shares were issued to a shareholder in order to retire $43,904 of notes payable due to the shareholder.

During the period from January 1, 2014 through March 31, 2014, a total of 10,700,000 shares were issued as payment for various services. Shares were valued as of their respective issuance dates throughout the period.

Various warrants were also issued in connection with the share issuances and subscriptions that occurred during the quarter. The fair value of these warrants was determined to be $6,643,981. All warrants have a term that extends from the date of issuance through June 30, 2015. Accrual of expenses during the first quarter of 2014 amounted to $422,695.

Additionally, one stock issuance was made before March 31st in which a 190,000 cash payment was in transit but had not yet cleared as of March 31st,2014. This balance is included in the balance of due from investors on the balance sheet.

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

NOTE 6 CASH AND CASH EQUIVALENTS

As of March 31, 2014, total cash balances amounted to $229,755. Of this amount, $225,568 USD is held in a bank account denominated in Canadian dollars. Because the reporting company must report all balances in USD, transactions over the course of the quarter which were denominated in Canadian dollars were adjusted as of March 31 to reflect their value in USD. The effect of this adjustment caused foreign currency translation adjustment of $576 to be reported on Statement of Operations.

NOTE 7 SUBSEQUENT EVENTS

Issuance of Stock

On April 4, 2014, the Company issued 1,000,000 shares of common stock to Jade Mercantile Corp. as consideration for services rendered under a Consulting Services Agreement. The issuance of such securities was exempt from registration pursuant to Section 4(a) (2) of the Securities Act.

On April 4, 2014, the Company issued 100,000 shares of common stock to its Chief Financial Officer, an individual investor in a private placement offering. The issuance of such securities was exempt from registrations pursuant to Section 4(a) (2) of the Securities Act and Regulation D, Rule 506(b), promulgated thereunder.  There was no general solicitation, and the investor is financially sophisticated.

On April 16, 2014, the Company issued 20,000 shares of common stock to its legal counsel as consideration for services rendered. The issuance of such securities was exempt from registration pursuant to Section 4(a) (2) of the Securities Act.

On April 16, 2014, the Company issued 227,000 shares of common stock to an individual investor in a private placement offering. The issuance of such securities was exempt from registrations pursuant to Section 4(a) (2) of the Securities Act and Regulation D, Rule 506(b), promulgated thereunder.  There was no general solicitation, and the investor is financially sophisticated.

On April 16, 2014, the Company issued 25,000 shares of common stock to an individual investor in a private placement offering. The issuance of such securities was exempt from registrations pursuant to Section 4(a) (2) of the Securities Act and Regulation D, Rule 506(b), promulgated thereunder.  There was no general solicitation, and the investor is financially sophisticated.

On April 21, 2014, the Company issued 50,000 shares of common stock to an individual as consideration for services rendered under a Consulting Agreement. The issuance of such securities was exempt from registration pursuant to Section 4(a) (2) of the Securities Act.

On April 16, 2014, the Company issued 50,000 shares of common stock to an individual as consideration for services rendered under a Consulting Agreement. The issuance of such securities was exempt from registration pursuant to Section 4(a) (2) of the Securities Act.

Amendment to the Company’s Articles of Incorporation

On April 23, 2014, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State increasing its authorized shares to 100,000,000 shares, par value $0.001 per share.

Notes Payable

On May 8, 2014, the Company issued a 12% convertible note in exchange for cash received of $100,000. The company must pay 12% interest per annum on the unpaid principal balance, and the principal balance is due on November 8, 2014. Upon the maturity date, the note has a cash redemption premium of 130% of the principal amount. The note may be converted to stock at a conversion price equal to 45% discount to the average of the three lowest trades on the previous ten trading days to the date of conversion.

Subscription Agreement

Under the Amendment to the Subscription Agreement that was entered into on April 29, 2014, the Company has agreed to subscribe to up to 50% interest in International Herbs Medical Marijuana Ltd. (“IHMML”), a company that is applying to obtain licensed producer status from Health Canada, according to the following schedule and in the following amounts:

(a)	8,000,000 Shares will be purchased on May 31, 2014 in consideration for payment of CAD$10,000,000;
(b)	a further 4,800,000 Shares will be purchased on June 30, 2014 in consideration for payment of CAD$6,000,000;
(c)	a further 8,800,000 Shares will be purchased on July 31, 2014 in consideration for payment of CAD$11,000,000;
(d)	a further 2,400,000 Shares will be purchased on August 31, 2014 in consideration for payment of CAD$3,000,000;
(e)	a further 8,000,000 Shares will be purchased on September 30, 2014 in consideration for payment of CAD$10,000,000; and
(f)	a further 5,600,000 Shares will be purchased on October 31, 2014 in consideration for payment of CAD$7,000,000.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Note regarding forward – looking statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate", "expect", "intend", "plan", "will", "we believe", "the Company believes", "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, specifically Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Except as otherwise indicated by the context, references in this Form 10-Q to “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” refer to Medican Enterprises, Inc., a Nevada corporation. Unless the context otherwise requires, all references to (i) “U.S. dollar”, “$” and “USD” are to United States dollars; (ii) “Canadian dollar” or “CAD” are to Canadian dollars, (iii) “Securities Act” are to the Securities Act of 1933, as amended; and (iv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Plan of Operation

We are a pharmaceutical business currently focused on developing, distributing and marketing medical marijuana in Canada.  We have established joint-venture partnerships with experienced agricultural and pharmaceutical distribution companies in Canada to facilitate this business.  We also are actively searching to acquire smaller operations in the medical marijuana industry in Canada with the intention of increasing their profits through economies of scale. Our plan of operation for the next 12 months from the date of this filing is to continue to establish joint ventures with key individuals in the industry, and (through our subsidiary CanaLeaf Systems Inc. and its partners) to obtain approval from Health Canada as a licensed commercial grower and open and begin operations in the Atholville facility.

We expect that we will have significant  foreseeable cash requirements related to the Amended Management Services Agreement with IHL/LFG and the Amended Subscription Agreement with IHMML.

Under the Amendment to the Subscription Agreement that was entered into on April 29, 2014, the Company has agreed to subscribe to up to 50% interest in IHMML. CAD$5,000,000 is due by May 31, 2014 in consideration for 4,000,000 Shares and execution of the Shareholder Agreement. Additional funds are due according to the following schedule and in the following amounts:

(a)	8,000,000 Shares will be purchased on May 31, 2014 in consideration for payment of CAD$10,000,000;

(b)	a further 4,800,000 Shares will be purchased on June 30, 2014 in consideration for payment of CAD$6,000,000;

(c)	a further 8,800,000 Shares will be purchased on July 31, 2014 in consideration for payment of CAD$11,000,000;

(d)	a further 2,400,000 Shares will be purchased on August 31, 2014 in consideration for payment of CAD$3,000,000;

(e)	a further 8,000,000 Shares will be purchased on September 30, 2014 in consideration for payment of CAD$10,000,000; and

(f)	a further 5,600,000 Shares will be purchased on October 31, 2014 in consideration for payment of CAD$7,000,000.

Additionally we will have expenses that related to maintaining our Company’s good standing or the payment of expenses associated with legal fees, accounting fees, outstanding debt and other general operating expenses.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

 Selling, General and administrative expenses were $433,835 for the March 31, 2014, period, compared to $4,125 for the March 31, 2013, period. This change in selling, general and administrative expenses for the three months ended March 31, 2014,  was primarily due to payments made under the Amended Master Services Agreement and increased accounting and compliance fees since the Company is no longer a shell company as it was during the period ending March 31, 2013.  We had a net loss of $30,395,107 for the March 31, 2014, period compared to a net loss of $6,723 for the March 31, 2013, period.  The increase in net loss for the three month period ended March 31, 2014, is due to the payments owed under the Subscription Agreement.

Liquidity and Capital Requirements

On March 31, 2014, we had $229,755 in cash, as compared to no cash or cash equivalents on hand on March 31, 2013. This significant change is due to the fact that the Company is no longer a shell company and the changes in cash flow were primarily from financing activities such as private placements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls And Procedures.

Our management, with the participation of our principal executive and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by the quarterly report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1a. Risk Factors.

No material change since the filing of the 10-K on April 15, 2014 for the year ended December 31, 2013.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

On April 4, 2014, the Company issued 1,000,000 shares of common stock to Jade Mercantile Corp. as consideration for services rendered under a Consulting Services Agreement. The issuance of such securities was exempt from registration pursuant to Section 4(a) (2) of the Securities Act.

On April 4, 2014, the Company issued 100,000 shares of common stock to its Chief Financial Officer, an individual investor in a private placement offering. The issuance of such securities was exempt from registrations pursuant to Section 4(a) (2) of the Securities Act and Regulation D, Rule 506(b), promulgated thereunder.  There was no general solicitation, and the investor is financially sophisticated.

On April 16, 2014, the Company issued 20,000 shares of common stock to its legal counsel as consideration for services rendered. The issuance of such securities was exempt from registration pursuant to Section 4(a) (2) of the Securities Act.

On April 16, 2014, the Company issued 227,000 shares of common stock to an individual investor in a private placement offering. The issuance of such securities was exempt from registrations pursuant to Section 4(a) (2) of the Securities Act and Regulation D, Rule 506(b), promulgated thereunder.  There was no general solicitation, and the investor is financially sophisticated.

On April 16, 2014, the Company issued 25,000 shares of common stock to an individual investor in a private placement offering. The issuance of such securities was exempt from registrations pursuant to Section 4(a) (2) of the Securities Act and Regulation D, Rule 506(b), promulgated thereunder.  There was no general solicitation, and the investor is financially sophisticated.

On April 21, 2014, the Company issued 50,000 shares of common stock to an individual as consideration for services rendered under a Consulting Agreement. The issuance of such securities was exempt from registration pursuant to Section 4(a) (2) of the Securities Act.

On April 21, 2014, the Company issued 50,000 shares of common stock to an individual as consideration for services rendered under a Consulting Agreement. The issuance of such securities was exempt from registration pursuant to Section 4(a) (2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAN ENTERPRISES, INC.

Date: May 20, 2014	By: /S/ Kenneth Williams Kenneth Williams Chief Executive Officer and Director