Form 10-Q
period 2014-06-30
MEDICAN ENTERPRISES, INC.
filed 2014-08-19
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53408

MEDICAN ENTERPRISES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0474017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3440 East Russell Road
Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

(800) 416-8802
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

Yes [ ] No [X]

The number of shares of Common Stock, $0.01 par value, outstanding on August 19, 2014 was 42,585,852.

MEDICAN ENTERPRISES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements.
MEDICAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(Unaudited)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash	$370,465	$-
Funds held in trust	700,000	-
Total current assets	1,070,465	-

Total assets	$1,070,465	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,709	$176,187
Accrued Interest - related parties	4,172	4,172
Notes Payable - related parties	160,380	116,529
Total current liabilities	204,261	296,888

Convertible Notes Payable (net discount of $505,000)	238,627	-
Derivative liability	1,804,169	-
Total liabilities	2,247,057	296,888

Stockholders’ Deficit:
Preferred Stock - 5,000,000 shares authorized, $.001 par value; 0 shares issued and outstanding	-	-
Common stock - 100,000,000 shares authorized, $.001 par value; 42,585,852 shares issued and outstanding as of June 30, 2014 and 27,151,240 as of December 31, 2013	42,587	27,151
Additional paid-in capital	38,877,041	770,428
Accumulated deficit	(40,096,220)	(1,094,467)
Total stockholders' deficit	(1,176,592)	(296,888)
Total liabilities and stockholders' deficit	$1,070,465	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES

Professional Services
Consulting	6,306,724	-	12,195,996	-
Legal	143,042	-	1,215,042	-
Management	19,214	-	14,769,214	-
Investor relations	-	-	8,250,000	-
Stock Compensation	1,339,657	-	1,762,352	-
Selling, General & Administrative	213,409	22,960	224,549	27,085

Total Operating Expenses	8,022,046	22,960	38,417,153	27,085

Loss From Operations	(8,022,046)	(22,960)	(38,417,153)	(27,085)
OTHER INCOME (EXPENSE):
Related Party Interest Expense	-	(2,637)	-	(5,235)
Gain (loss) on revaluation of derivative liability	(229,632)	-	(229,632)	-
Gain (loss) on excess derivative liability over note principal	(390,031)	-	(390,031)	-
NET LOSS	$(8,641,709)	$(25,597)	$(39,036,816)	$(32,320)

Currency Translation Adjustment	35,630	-	35,062	-

COMPREHENSIVE LOSS	$(8,606,079)	$(25,597)	$(39,001,754)	$(32,320)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.21)	$(0.02)	$(1.11)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,102,631	1,325,062	35,152,327	1,325,062

See accompanying notes to unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Operating Activities:
Comprehensive Loss	$(39,001,754)	$(32,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued as Compensation	1,666,952	-
Stock Compensation Expenses	95,400	-
Loss on revaluation of derivative liabilities	229,632	-
Loss on excess of derivative liability over note principal	390,031	-
Interest and accretion	104,345	-
Stock Issued for Services:
Consulting	11,065,600	-
Management	14,750,000	-
Legal	1,128,245	-
Investor relations	8,250,000	-
Change in operating assets and liabilities:
Funds held in trust	(700,000)	-
Accounts payable	(111,476)	735
Payables to related parties	-	26,350
Accrued interest – related party	-	5,235
Net cash used in operating activities:	(2,133,025)
Financing Activities:
Related party debt forgiveness	-	-
Notes payable	87,755	-
Convertible Notes	1,360,000	-
Subscription Agreements	1,055,735	-
Net cash provided by financing activities:	2,503,490	-
Net change in cash in period	370,465	-
Cash, beginning of period	-	-
Cash, end of period	$370,465	$-
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Capital stock issued to settle related party debt	$43,904	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

Medican Enterprises, Inc., a Nevada corporation (collectively, with its subsidiaries, the “Company”) is a pharmaceutical business currently focused on developing, distributing and marketing medical marijuana in Canada.  Leveraging recently enacted Canadian federal law establishing a national regulatory system for the production and distribution of medical marijuana in Canada, the Company is presently seeking to establish collaborations with experienced agriculture and pharmaceutical distribution companies in Canada to facilitate this business.  As of the date of this report, the Company has not commenced the actual the production and sale of medical marijuana but is seeking to lay the foundation to commence this business.

The Company was incorporated in Nevada in October, 1988, under the name Extant Investments, Inc. In 1991, the Company merged with and changed its name to Sentinel Scientific, Inc. From 1991 to 1993, the Company was involved with research and development of biomedical technologies, but ceased active operations due to lack of operating capital. In August, 1993, the Company merged with A.F.C. Entertainment, Inc. (“A.F.C.”), a Barbados corporation, which was involved with the foreign film industry. In December, 1993, the Company purchased all of the shares of Film Optical Investments Limited, a corporation organized in the Province of Ontario, Canada (“Film Opticals”) in exchange for 120,000 of its common shares. With the acquisition of Film Opticals, the Company had been engaged in the business of providing a full range of motion picture printing services and creative titles, credits and optical effects for features, commercials, theatrical and television programs. The foreign film library, acquired with the merger of A.F.C., remained intact, but funding constraints curtailed the Company’s ability to develop and market this business. Because of these constraints, the board of directors elected on December 8, 2004, to sell Film Opticals.  On August 6, 2013, the Company changed its name to Medican Enterprises, Inc. to more accurately reflect its current business operation.

The Company currently has three subsidiaries through which it operates.

Medican Systems, Inc. (“Medican Systems”) is a corporation incorporated under the laws of the Territory of the Yukon under incorporation number 535642 on December 30, 2013. The authorized share structure is an unlimited number of common shares without par value, with 100 common shares issued to our company, making Medican Systems our direct wholly-owned subsidiary.  The primary focus of Medican Systems is to function as a holding company for Canadian based investments, joint ventures and opportunities.

Medican (Delta) Systems, Inc. (“Medican Delta”) is a corporation incorporated under the laws of the Province of British Columbia under incorporation number BC0989867 on December 31, 2013 and is a subsidiary of Medican Systems.  The authorized share structure is an unlimited number of common shares without par value, with 100 common shares issued to Medican Systems. The primary focus of Medican Delta is to pursue opportunities in the medical marijuana industry in and around the city of Delta in British Columbia, Canada.

Canaleaf Systems, Inc. (“CanaLeaf”) is a corporation incorporated under laws of Canada under the Canada Business Corporation Act under incorporation number 883348-6 on March 25, 2014 and is also a subsidiary of Medican Systems.  The authorized share structure is an unlimited number of common shares. CanaLeaf is our principal operating subsidiary.

The consolidated financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of Medican Enterprises, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of June 30, 2014, no income tax expense had been incurred or accrued.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of June 30, 2014.

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

(i)	Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

(j) Stock Based Compensation

Shares were issued to various employees as compensation for services rendered. During the six months ended June 30, 2014, 60,000 common shares were issued at a value of $95,400.

During the six months ended June 30, 2014, the Company issued 3,230,000 warrants in connection with the share issuances and subscriptions that occurred during the period. The fair value of these warrants was determined to be $6,643,981. All warrants have a term that extends from the date of issuance through June 30, 2015. Accrual of expenses related to these warrants during the six months ending June 30, 2014 amounted to $1,666,952.   The Company also granted 297,832 warrants in connection with convertible note financing and recorded a derivative liability and corresponding debt discount on the convertible note financing in the amount of $195,927. At June 30, 2014, the fair value of the derivative liability had increased to $232,390.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has an accumulated deficit of $40,096,220 as of June 30, 2014, and has had negative cash flows from operating activities during the period from reactivation (January 1, 2005) through June 30, 2014 as well as very limited cash resources as of June 30, 2014.  The loss was primarily due to the issuance of common stock and warrants for professional services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management plans to continue to seek to build the foundations of its Canadian medical marijuana business, but it may be unable to do for a number of reasons, including the inability to reach final agreements with its Canadian partners and the inability to raise sufficient funds to commence and operate its business.

NOTE 3 RELATED PARTY TRANSACTIONS AND BALANCES

On March 1, 2014, a $23,330 note payable was issued to a shareholder in return for cash to meet short-term liquidity needs. The note was repaid along with a previous loan balance of $20,574 when the shareholder elected to convert the note into 175,624 shares of the Company’s common stock at a conversion price of $0.275 per share.

On May 8, 2014, the Company issued a 12% convertible note in exchange for cash received of $100,000. The Company must pay 12% interest per annum on the unpaid principal balance, and the principal balance is due on November 8, 2014. Upon the maturity date, the note has a cash redemption premium of 130% of the principal amount. The note may be converted to stock of the Company at a conversion price equal to 45% discount to the average of the three lowest trades on the previous ten trading days to the date of conversion. The Company recognized a derivative liability measured at fair value in the amount of $129,359 in connection with the issuance of this convertible note. At the June 30, 2014, the fair value of the derivative liability had increased to $157,693.

On June 30, 2014, total balances due to related parties amounted to $164,552.

Various loans were obtained through related parties as described in above. These loans constitute the balance of the related party payables as of June 30, 2014. In addition to related party payables, interest is imputed on loans at a 10% non-compounding interest rate.

NOTE 4 EQUITY

On April 23, 2014, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State increasing its authorized shares to 100,000,000 shares, par value $0.001 per share.

During the six months ended June 30, 2014, the Company:

i.	Issued 1,667,910 common shares for proceeds of $1,055,735 pursuant to private placements.
ii.	Issued 60,000 common shares valued at $95,340 to officers and employees and recorded stock compensation expense at the market value of shares at the date of issuance.
iii.	Issued 175,624 common shares to a shareholder pursuant to settlement of notes payable of $43,904 due to the shareholder.
iv.	Issued to various consultants 4,878,000 common shares valued at $11,065,600, as payment for consulting services. Shares were valued as of their respective issuance dates throughout the period.
v.	Issued 453,078 common shares valued at $1,153,245 as payment for legal services. Shares were valued as of their respective issuance dates throughout the period.
vi.	Issued 5,000,000 common shares valued at $14,750,000 as payment for management services. Shares were valued as of their respective issuance dates throughout the period.
vii.	Issued 3,200,000 common shares valued at $8,250,000 as payment for investor relations services. Shares were valued as of their respective issuance dates throughout the period.

During the six months ended June 30, 2014, the Company issued 3,230,000 warrants issued in connection with the share issuances and subscriptions that occurred during the quarter. The fair value of these warrants was determined to be $6,643,981. All warrants have a term that extends from the date of issuance through June 30, 2015. Accrual of expenses related to these warrants during the six months ending June 30, 2014 amounted to $1,666,952.

NOTE 5 CASH AND CASH EQUIVALENTS

As of June 30, 2014, total cash balances amounted to $370,465. Of this amount, $83,745 USD is held in a bank account denominated in Canadian dollars. Because the reporting company reports all balances in USD, transactions over the course of the period which were denominated in Canadian dollars were adjusted as of June 30 to reflect their value in USD. The effect of this is a foreign currency translation adjustment of $35,062 on the Statement of Operations.

NOTE 6 NOTES PAYABLE

(a)	$115,000 March 31, 2014 Convertible Notes

On March 31, 2014, the Company issued two convertible notes in the principal amounts of $57,500 each. The notes mature on March 31, 2015, are 8% per annum convertible notes and each includes a 5% original issue discount such that the total proceeds to the Company from issuance of the two notes is $115,000 and the purchase price for each note is $55,000.  At the option of the holder after 180 days, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is 70% of the average of the 3 lowest closing bid prices for twenty prior trading days.  Interest shall be paid by the Company in common stock.

The Company recorded a derivative liability of $84,506 from the variable conversion pricing of the convertible note and recorded accretion expense of $42,723 relating to the derivative liability from variable conversion pricing during the six months ended June 30, 2014.  At June 30, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $27,019.

(b)	$100,000 May 8, 2014 Convertible Note

On May 8, 2014, the Company issued a 12% convertible note in exchange for cash received of $100,000.  The Company must pay 12% interest per annum on the unpaid principal balance, and the principal balance is due on November 8, 2014.  Upon maturity date, the note has a cash redemption premium of 130% of the principal amount.  The note may be converted to stock at a conversion price equal to 45% discount to the average of the three lowest trades on the previous ten trading days to the date of conversion.

The Company recorded a derivative liability of $129,359 from the variable conversion pricing of the convertible note and recorded accretion expense of $37,261 relating to the derivative liability from variable conversion pricing during the six months ended June 30, 2014. As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the statement of operations of $29,359 for the six months ending June 30, 2014.  At June 30, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $28,333.

(c)	$1,105,000 June 4, 2014 Convertible Note

On June 4, 2014, the Company issued a 10% secured convertible promissory note in the principal amount of $1,105,000. The Company must pay 10% interest per annum on the unpaid principal balance which is due November 4, 2015.  The purchase price for the note is $1,000,000, computed as $1,105,000 original principal balance, less the original issue discount (“OID”) of $100,000, less the transaction cost.  On the closing date, the investor shall pay the purchase price to the Company by delivering the following at closing:

a)	The initial cash purchase price of $170,000 and $15,000 of the OID (received)
b)	Secured investor note #1 in the principal amount of $85,000 and $8,500 of the OID
c)	Secured investor note #2 in the principal amount of $85,000 and $8,500 of the OID
d)	Secured investor note #3 in the principal amount of $85,000 and $8,500 of the OID
e)	Secured investor note #4 in the principal amount of $85,000 and $8,500 of the OID
f)	Investor note #5 in the principal amount of $85,000 and $8,500 of the OID
g)	Investor note #6 in the principal amount of $85,000 and $8,500 of the OID
h)	Investor note #7 in the principal amount of $85,000 and $8,500 of the OID
i)	Investor note #8 in the principal amount of $85,000 and $8,500 of the OID
j)	Investor note #9 in the principal amount of $85,000 and $8,500 of the OID
k)	Investor note #10 in the principal amount of $85,000 and $8,500 of the OID

The conversion price for each lender conversion shall be $1.65.  Lender has the right at any time after the purchase price date to convert all or any part of the outstanding balance into shares of common stock. During the six months ended June 30, 2014, the Company received the first tranche of $170,000 less transaction cost.

As the conversion price at the date of issuance of the note was less than the Company’s market trading price of $2.04 on June 4, 2014, the Company recorded a beneficial conversion feature of $41,212 against additional paid-in capital and recorded accretion expense of $2,065 for the six months ended June 30, 2014.

(d)	$1,500,000 June 25, 2014 Convertible Note

On June 25, 2014, the Company entered into a Securities Purchase Agreement (the “Agreement”) with a single accredited investor (the “Investor”) in a private placement pursuant to which the Investor purchased a 5% Convertible Note with a face amount of $1,500,000 for a purchase price of $1,000,000  (the “Note”).  The Note bears interest at a rate of 5% per annum and is payable one year after the date of the issuance.  The Company may pay interest due either in cash or, at its option, through freely tradable stock.  The Note will be convertible at the option of the Investor at any time into shares of the Company’s common stock at a conversion price equal to the less of (i) $1.90 and (ii) 70% (60% in the event of default) of the average of the two lowest volume-weighted-average-price of the Common Stock during the 12 consecutive trading days immediately preceding the applicable conversion date.  All or part of the then remaining principal amount of the Note may be prepaid at any time at a price equal to 125% of the sum of the remaining principal amount of the Note to be prepaid plus all accrued and unpaid interest thereon.  The principal amount of the Note will be reduced by $500,000 if the shares of Common Stock underlying the Note are registered for public resale pursuant to an effective registration statement by August 24, 2014. As at June 30, 2014, the carrying amount of this Convertible Note is $19,666.73, net of a $500,000 original issuer discount.

In connection with the Agreement, the Investor received a warrant to purchase 297,832 shares of common stock, exercisable for a period of 5 years from the date of issuance at exercise price of $2.15, subject to adjustment.  If a registration statement is not effective for the resale by the Holder of all of the Warrant Shares, the Investor may exercise the warrant on a “cashless” basis. The conversion price of the Note and the exercise price of the Warrant are subject to “full ratchet” anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  During the six months ended June 30, 2014, the Company recorded $404,288 as a derivative liability on the issuance of these warrants.  At June 30, 2014, the derivative liability from the issuance of warrants was revalued, resulting in a loss on revaluation of derivative liability of $50,514.  During the six months ended June 30, 2014, the Company recorded accretion expense of $2,684 on the derivative liability of these warrants.

The Company recorded a derivative liability of $1,164,745 from the variable conversion pricing of the convertible note and recorded accretion expense of $15,955 relating to the derivative liability from variable conversion pricing during the six months ended June 30, 2014.  As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the profit and loss of $360,672 for the six months ending June 30, 2014.  At June 30, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $191,855.

NOTE 7 SUBSCRIPTION AGREEMENT

Under the Amendment to the Subscription Agreement that was entered into on April 29, 2014, the Company has agreed to subscribe to up to 50% interest in International Herbs Medical Marijuana Ltd. (“IHMML”), a company that is applying to obtain licensed producer status from Health Canada, according to the following schedule and in the following amounts:

(a)	8,000,000 Shares will be purchased on May 31, 2014 in consideration for payment of CAD$10,000,000 (not paid);
(b)	a further 4,800,000 Shares will be purchased on June 30, 2014 in consideration for payment of CAD$6,000,000 (not paid);
(c)	a further 8,800,000 Shares will be purchased on July 31, 2014 in consideration for payment of CAD$11,000,000;
(d)	a further 2,400,000 Shares will be purchased on August 31, 2014 in consideration for payment of CAD$3,000,000;
(e)	a further 8,000,000 Shares will be purchased on September 30, 2014 in consideration for payment of CAD$10,000,000; and
(f)	a further 5,600,000 Shares will be purchased on October 31, 2014 in consideration for payment of CAD$7,000,000.

NOTE 8 SUBSEQUENT EVENT

Subsequent to June 30, 2014, the Company issued 4,000,000 common shares valued at $7,360,000 as payment for consulting services. Shares were valued as of their respective issuance date.

On July 25, 2014, the Company and CanaLeaf entered into a non-binding letter of intent seeking to amend the Subscription Agreement referred to in Note 9 and restructure its proposed ownership interest in IHMML.  No assurances can be given that the transactions described in such non-binding letter of intent will be effectuated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary note regarding forward–looking statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate", "expect", "intend", "plan", "will", “seeking,” "we believe", "the Company believes", "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Except as otherwise indicated by the context, references in this Form 10-Q to “we”, “us”, “our”, “ the Registrant ”, “our Company” or “the Company” refer to Medican Enterprises, Inc., a Nevada corporation. Unless the context otherwise requires, all references to (i) “U.S. dollar”, “$” and “USD” are to United States dollars; (ii) “Canadian dollar” or “CAD” are to Canadian dollars, (iii) “Securities Act” are to the Securities Act of 1933, as amended; and (iv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Plan of Operation

We are a pharmaceutical business currently focused on developing, distributing and marketing medical marijuana in Canada.  Leveraging recently enacted Canadian federal law establishing a national regulatory system for the production and distribution of medical marijuana in Canada, we are presently seeking to establish collaborations with experienced agriculture and pharmaceutical distribution companies in Canada to facilitate this business.  As of the date of this report, we have not commenced the actual the production and sale of medical marijuana but are seeking to lay the foundation to commence this business.

We are presently seeking to acquire a 51% interest in International Herbs Medical Marijuana Ltd. (“IHMML”), a company that is applying to obtain licensed producer status from Health Canada.  Our plan of operation for the next 12 months is to continue to establish joint ventures with key individuals in the industry, and (through our subsidiary CanaLeaf Systems Inc. (“CanaLeaf”) and its interest in IHMML) to obtain approval from Health Canada as a licensed commercial grower and open and begin operations in a proposed facility in Atholville, New Brunswick.

On July 25, 2014, we and CanaLeaf entered into a Non-binding Letter of Intent (the “LOI”) with Zenabis Limited Partnership (“Zenabis”) and IHMML.  Pursuant to the LOI, the Company intends to restructure its proposed acquisition of an interest in IHMML so that it will acquire an outright 51% interest in IHMML and an option to acquire the remainder and, in return, IHMML and its affiliates will obtain a majority ownership interest in and control of the Company.

IHMML is a Canadian company that has applied for a commercial medical marijuana license under the recently established Canadian Marihuana for Medical Purposes Regulations (“MMPR”).  The MMPR came into effect on April 1, 2014 and is a federal program that legalizes the commercial production of medical marijuana for medical use.  IHMML is currently owned by Zenabis, a Canadian partnership owned by affiliates of International Herbs Ltd. (“IHL”), a leader in the production of fresh herbs and specialty produce in Canada, and The Monark Group (“Monark”), a full-service provider of pharmaceutical marketing, information technology and call center services in Canada.

CanaLeaf is a party to an April 2014 subscription agreement with IHMML under which CanaLeaf was to purchase 50% of IHMML for CDN$52 million.  Under the terms of the transaction as set out in the LOI, CanaLeaf’s subscription rights will be restructured as follows:
•	the obligation of CanaLeaf to purchase its interest in IHMML will terminate and instead, Canaleaf will acquire 51% of the outstanding interests in IHNNL outright;
•	Zenabis or its designees will receive newly issued shares of common stock in the Company in an amount equal to 70% of the fully diluted currently outstanding shares of the Company;
•	the senior management of IHMML (including representatives of IHL and Monark) will take over the day-to-day operations of the Company, and Zenabis will appoint new directors of the Company; and
•	Zenabis will grant to CanaLeaf a five-year option to acquire the remaining 49% ownership interest in IHMML at fair market value.

The LOI is a non-binding statement of intention of the parties, and the final terms of the transaction are subject to change based on tax and regulatory considerations and discussions between the Company and Zenabis.  The parties are proceeding to prepare execute definitive agreements for the transaction, with the intention that a closing occur by September 15, 2014.

Based on the current obligations of the Company, we will have significant foreseeable cash requirements related to the establishment of our business, including the acquisition of our interest in IHMML and the funding of our initial operations. Additionally, we will have expenses that related to maintaining our Company’s good standing or the payment of expenses associated with legal fees, accounting fees, outstanding debt and other general operating expenses.  No assurances can be given that we will be able to fund our business or establish our operations, which could cause us to reevaluate our business strategy in its entirety and could lead to the failure of our business.

Additionally, we will have expenses that related to maintaining our Company’s good standing or the payment of expenses associated with legal fees, accounting fees, outstanding debt and other general operating expenses.

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

Results of Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Selling, General and administrative expenses were $224,550 for the June 30, 2014 period, compared to $27,085 for the June 30, 2013 period.  This change in selling, general and administrative expenses for the six months ended June 30, 2014 was primarily due to payments made under the Amended Subscription Agreement and increased accounting and compliance fees since the Company is no longer a shell company as it was during the period ending June 30, 2013.  The Company had a net loss of $39,001,754 for the June 30, 2014 period compared to a net loss of $32,320 for the June 30, 2013 period.  The increase in net loss for the six month period ended June 30, 2014 is due to the payments owed under the Subscription Agreement.

The Company issued 13,531,078 common shares pursuant to consulting, legal, management, and investor relations services, valued at $35,218,845 during the six months ended June 30, 2014, which accounted for the majority of the net loss.  No common shares were issued pursuant to such services in the six months ending June 30, 2013.

Liquidity and Capital Requirements

On June 30, 2014, we had $370,465 in cash, as compared to no cash or cash equivalents on hand on March 31, 2013. This change is due to the financing activities (such as private placements) we engaged in during such period.

During the six months ending June 30, 2014, the Company received gross proceeds of $1,055,735 pursuant to private placements (June 30, 2013 - $nil).  The Company received proceeds of $1,360,000 from issuance of various convertible notes (June 30, 2013 - $nil).

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

Item 1a. Risk Factors.

No material change since the filing of the 10-K on April 15, 2014 for the year ended December 31, 2013.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

Name	Service	Date	Number of Shares Issued	Certificate Number
Alain Salem	Consulting	7/21/2014	100,000	837
Ralph Olson	Consulting	7/15/2014	300,000	835
Brunson Chandler & Jones, PLLC	Legal	7/7/2014	100,000	833
Green Grow, LLC	Consulting	7/7/2014	4,000,000	832
Kenneth Williams	Employment	7/7/2014	50,000	834
John Brady	Consulting	6/13/2014	1,000,000	829
Brunson Chandler & Jones, PLLC	Legal	6/13/2014	6,411	830
JT Sands Corp.	Consulting	6/13/2014	50,000	828
Anthony Baker	Consulting	5/29/2014	60,000	815
Tyler Bousield	Consulting	5/29/2014	45,110	816
Brunson Chandler & Jones, PLLC	Legal	5/29/2014	6,667	825
Kaycee Buckles	Consulting	5/29/2014	9,000	817
Ken Buckles	Consulting	5/29/2014	20,000	820
Dean Dovanne	Consulting	5/29/2014	10,000	814
Eagle Eye Capital, Inc.	Consulting	5/29/2014	500,000	827
Emerging Growth, LLC	Consulting	5/29/2014	60,000	822
Sandra Jackson	Subscription	5/29/2014	4,500	818
Corey Alvin Lawrence	Subscription	5/29/2014	45,000	819
Dina Lyaskovets	Consulting	5/29/2014	10,000	823
Dina Lyaskovets	Consulting	5/29/2014	10,000	824
Kevin Dale Moore	Subscription	5/29/2014	23,000	813
Andrea Ody	Subscription	5/29/2014	12,500	821
Kenneth Williams	Employment	5/29/2014	20,000	826

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

MEDICAN ENTERPRISES, INC.

Date: August 19, 2014	By: / S/ Kenneth Williams Kenneth Williams Chief Executive Officer and Director

Date: August 19, 2014	By: / S/ Wayne Hansen Wayne Hansen Chief Financial Officer and Director