Form 10-Q
period 2014-09-30
MEDICAN ENTERPRISES, INC.
filed 2014-11-14
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [ ] No [X]

The number of shares of Common Stock, $0.01 par value, outstanding on November 14, 2014 was 50,807,362.

MEDICAN ENTERPRISES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements.
MEDICAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(Unaudited)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash	$148,818	$-
Total current assets	148,818	-

Total assets	$148,818	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,238	$176,187
Accrued Interest - related parties	4,172	4,172
Convertible Notes Payable (net of discount of $8,750)	232,647	-
Notes Payable - related parties	160,380	116,529
Total current liabilities	420,437	296,888

Convertible Notes Payable (net of discount of $503,500)	502,426	-
Derivative liability	1,212,999	-
Total liabilities	2,135,862	296,888

Stockholders’ Deficit:
Preferred Stock - 5,000,000 shares authorized, $.001 par value; 0 shares issued and outstanding	-	-
Common stock - 100,000,000 shares authorized, $.001 par value; 46,417,475 shares issued and outstanding as of September 30, 2014 and 27,151,240 as of December 31, 2013	46,420	27,151
Additional paid-in capital	46,669,207	770,428
Accumulated deficit	(48,702,671)	(1,094,467)
Total stockholders' deficit	(1,987,044)	(296,888)
Total liabilities and stockholders' deficit	$148,818	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES

Professional Services
Consulting	7,197,286	-	19,393,282	-
Legal	229,158	-	1,444,200	-
Management	15,865	-	14,785,079	-
Investor relations	17	-	8,250,017	-
Stock Compensation	1,334,257	-	3,096,609	-
Selling, General & Administrative	572,914	20,574	797,463	47,659

Total Operating Expenses	9,349,497	20,574	47,766,650	47,659

Loss From Operations	(9,349,497)	(20,574)	(47,766,650)	(47,659)
OTHER INCOME (EXPENSE):
Related Party Interest Expense	-	(514)	-	(5,749)
Gain on revaluation of derivative liability	753,234	-	523,602	-
Loss on excess derivative liability over note principal	(4,967)	-	(394,998)	-
NET LOSS	$(8,601,230)	$(21,088)	$(47,638,046)	$(53,408)

Currency Translation Adjustment	(5,221)	-	29,841	-

COMPREHENSIVE LOSS	$(8,606,451)	$(21,088)	$(47,608,205)	$(53,408)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.19)	$(0.02)	$(1.23)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	45,920,813	26,501,240	38,781,267	26,501,240

See accompanying notes to unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Operating Activities:
Comprehensive Loss	$(47,608,205)	$(53,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued as Compensation	2,911,210	-
Stock Compensation Expenses	185,400	-
Loss (gain) on revaluation of derivative liabilities	(523,602)	-
Loss on excess of derivative liability over note principal	394,998	-
Interest and accretion	602,889	-
Stock Issued for Services:
Consulting	17,338,600	-
Management	14,750,000	-
Legal	1,316,988	-
Investor relations	8,250,000	-
Change in operating assets and liabilities:		-
Accounts payable	(127,950)
Payables to related parties	-	-
Accrued interest – related party	-	(8,923)
Net cash used in operating activities:	(2,509,672)	(62,331)
Financing Activities:
Notes payable	87,755	-
Convertible Notes	1,515,000	-
Subscription Agreements	1,055,735	-
Proceeds from borrowing, related parties	-	62,331
Net cash provided by financing activities:	2,658,490	62,331
Net change in cash in period	148,818	-
Cash, beginning of period	-	-
Cash, end of period	$148,818	$-
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Note payable issued for payables to related party	$-	$146,309
Related Party debt forgiveness	$-	$9,603
Capital stock issued to settle related party debt	$43,904	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

Medican Enterprises, Inc., a Nevada corporation (collectively, with its subsidiaries, the “Company”) is a bio-pharmaceutical company focused on pursuing business opportunities in the growing medical and recreational marijuana sector. Through its subsidiaries, the Company is seeking to invest in businesses associated with the growing, marketing, research and development, training, distribution and retail sale of medical and recreational marijuana, both in the United States and Canada.  As of the date of this report, the Company has not commenced the actual the production and sale of medical marijuana but is seeking to lay the foundation to commence this business or related business in the marijuana sector.

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

The Company currently has four subsidiaries through which it operates.

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

Canaleaf Systems, Inc. (“CanaLeaf”) is a corporation incorporated under laws of Canada under the Canada Business Corporation Act under incorporation number 883348-6 on March 25, 2014 and is also a subsidiary of Medican Systems.  The authorized share structure is an unlimited number of common shares. CanaLeaf is our operating subsidiary focused on business opportunities in Canada.

Medican (US) Systems, Inc. (“Medican US”) is a corporation incorporated under laws of Nevada on September 26, 2014 and is also a subsidiary of Medican Systems.  Medican US is our operating subsidiary focused on business opportunities in the United States.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The unaudited condensed consolidated financial statements of the Company include the accounts of Medican Enterprises, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

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

(d) Fair Value Measurements and Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value of cash, accounts receivable, investment in a related party, accounts payables, accrued expenses, due to related party, notes payable, and convertible notes approximates their fair values due to their short-term maturities.

(e) Foreign currency fluctuations and inflationary pressures may have a negative impact on our financial condition and results of operations.

Our operations in Canada, subject us to foreign currency fluctuations and inflationary pressures which may adversely affect our financial position and results of operations. Since we report our results of operations and financial condition in U.S. dollars, fluctuations in foreign currencies relative to the U.S. dollar may impact our financial results. We do not currently have a hedging program to address foreign currency fluctuations. Any steps taken by us to address foreign currency fluctuations may not eliminate all adverse effects.

(f)  Net Loss per Common Share

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

(g) Impairment of Long-Lived Assets

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

(h) Use of Estimates in Preparation of Financial Statements

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

(i) Revenue Recognition

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

(j) Impact of New Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

(k) Derivative financial instruments

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

(l) Stock Based Compensation

Shares were issued to various employees as compensation for services rendered. During the nine months ended September 30, 2014, 110,000 common shares were issued at a value of $185,400.

During the nine months ended September 30, 2014, the Company issued 3,230,000 warrants in connection with the share issuances and subscriptions that occurred during the period. The fair value of these warrants was determined to be $6,643,981. All warrants have a term that extends from the date of issuance through June 30, 2015. Accrual of expenses related to these warrants during the nine months ended September 30, 2014 amounted to $2,911,210.   The Company also granted 297,832 warrants in connection with convertible note financing and recorded a derivative liability and corresponding debt discount on the convertible note financing in the amount of $195,927. At September 30, 2014, the fair value of the derivative liability had decreased to $5,445.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has an accumulated deficit of $48,702,671 as of September 30, 2014, and has had negative cash flows from operating activities during the period from reactivation (January 1, 2005) through September 30, 2014 as well as very limited cash resources as of September 30, 2014.  The loss was primarily due to the issuance of common stock and warrants for professional services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management plans to continue to seek to build the foundations of its medical and recreational marijuana businesses, but it may be unable to do for a number of reasons, including the inability to reach final agreements with its partners and the inability to raise sufficient funds to commence and operate its business.

NOTE 3 RELATED PARTY TRANSACTIONS AND BALANCES

On March 1, 2014, a $23,330 note payable was issued to a shareholder in return for cash to meet short-term liquidity needs. The note was repaid along with a previous loan balance of $20,574 when the shareholder elected to convert the note into 175,624 shares of the Company’s common stock at a conversion price of $0.275 per share.

On May 8, 2014, the Company issued a 12% convertible note in exchange for cash received of $100,000. The Company must pay 12% interest per annum on the unpaid principal balance, and the principal balance is due on November 8, 2014. Upon the maturity date, the note has a cash redemption premium of 130% of the principal amount. The note may be converted to stock of the Company at a conversion price equal to 45% discount to the average of the three lowest trades on the previous ten trading days to the date of conversion. The Company recognized a derivative liability measured at fair value in the amount of $129,359 in connection with the issuance of this convertible note. At the September 30, 2014, the fair value of the derivative liability had decreased to $99,894.

On September 30, 2014, total balances due to related parties amounted to $164,552.  Various loans have been obtained through related parties. These loans constitute the balance of the related party payables as of September 30, 2014. In addition to related party payables, interest is imputed on loans at a 10% non-compounding interest rate.

NOTE 4 EQUITY

On April 23, 2014, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State increasing its authorized shares to 100,000,000 shares, par value $0.001 per share.

During the nine months ended September 30, 2014, the Company:

i.	Issued 1,667,910 common shares for proceeds of $1,055,735 pursuant to private placements.
ii.	Issued 110,000 common shares valued at $185,290 to officers and employees and recorded stock compensation expense at the market value of shares at the date of issuance.
iii.	Issued 175,624 common shares to a shareholder pursuant to settlement of notes payable of $43,904 due to the shareholder.
iv.	Issued to various consultants 9,553,000 common shares valued at $19,239,046, as payment for consulting services. Shares were valued as of their respective issuance dates throughout the period.
v.	Issued 559,701 common shares valued at $1,341,428 as payment for legal services. Shares were valued as of their respective issuance dates throughout the period.
vi.	Issued 5,000,000 common shares valued at $14,750,000 as payment for management services. Shares were valued as of their respective issuance dates throughout the period.
vii.	Issued 3,200,000 common shares valued at $8,250,000 as payment for investor relations services. Shares were valued as of their respective issuance dates throughout the period.

During the nine months ended September 30, 2014, the Company issued 3,230,000 warrants issued in connection with the share issuances and subscriptions that occurred during the period. The fair value of these warrants was determined to be $6,643,981. All warrants have a term that extends from the date of issuance through June 30, 2015. Accrual of expenses related to these warrants during the nine months ending September 30, 2014 amounted to $2,911,210.

A summary of the warrants issued as of September 30, 2014 is as follows:

	September 30, 2014
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2013	-	$-
Issued	5,127,742	0.70
Exercised	-	-
Outstanding and exercisable at September 30, 2014	5,127,742	$0.70

NOTE 5 CASH AND CASH EQUIVALENT

As of September 30, 2014, total cash balances amounted to $148,818. Of this amount, $42,032 is held in a bank account denominated in Canadian dollars. Because the reporting company reports all balances in US Dollars, transactions over the course of the period which were denominated in Canadian dollars were adjusted as of September 30, 2014 to reflect their value in US Dollars. The effect of this is a foreign currency translation adjustment of $29,841 on the Statement of Operations.

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

The Company recorded a derivative liability of $84,506 from the variable conversion pricing of the convertible note and recorded accretion expense of $84,506 relating to the derivative liability from variable conversion pricing during the nine months ended September 30, 2014.  At September 30, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $62,601 during the nine months ended September 30, 2014.

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

The Company recorded a derivative liability of $129,359 from the variable conversion pricing of the convertible note and recorded accretion expense of $101,941 relating to the derivative liability from variable conversion pricing during the nine months ending September 30, 2014. As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the statement of operations of $29,359 for the nine months ending September 30, 2014.  At September 30, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $29,466 during the nine months ended September 30, 2014.

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

The conversion price for each lender conversion shall be $1.65.  Lender has the right at any time after the purchase price date to convert all or any part of the outstanding balance into shares of common stock. During the nine months ended September 30, 2014, the Company received the first tranche of $170,000 less transaction cost.

As the conversion price at the date of issuance of the note was less than the Company’s market trading price of $2.04 on June 4, 2014, the Company recorded a beneficial conversion feature of $41,212 against additional paid-in capital and recorded accretion expense of $11,435 for the nine months ended September 30, 2014.

(d)           $1,500,000 June 25, 2014 Convertible Note

On June 25, 2014, the Company entered into a Securities Purchase Agreement (the “Agreement”) with a single accredited investor (the “Investor”) in a private placement pursuant to which the Investor purchased a 5% Convertible Note with a face amount of $1,500,000 for a purchase price of $1,000,000  (the “Note”).  The Note bears interest at a rate of 5% per annum and is payable one year after the date of the issuance.  The Company may pay interest due either in cash or, at its option, through freely tradable stock.  The Note will be convertible at the option of the Investor at any time into shares of the Company’s common stock at a conversion price equal to the less of (i) $1.90 and (ii) 70% (60% in the event of default) of the average of the two lowest volume-weighted-average-price of the Common Stock during the 12 consecutive trading days immediately preceding the applicable conversion date.  All or part of the then remaining principal amount of the Note may be prepaid at any time at a price equal to 125% of the sum of the remaining principal amount of the Note to be prepaid plus all accrued and unpaid interest thereon.  The principal amount of the Note will be reduced by $500,000 if the shares of Common Stock underlying the Note are registered for public resale pursuant to an effective registration statement by August 24, 2014.  As at September 30, 2014, the carrying amount of this Convertible Note is $381,535, net of a $500,000 original issuer discount.

In connection with the Agreement, the Investor received a warrant to purchase 297,832 shares of common stock, exercisable for a period of 5 years from the date of issuance at exercise price of $2.15, subject to adjustment.  If a registration statement is not effective for the resale by the Holder of all of the Warrant Shares, the Investor may exercise the warrant on a “cashless” basis. The conversion price of the Note and the exercise price of the Warrant are subject to “full ratchet” anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  During the nine months ended September 30, 2014, the Company recorded $195,927 as a derivative liability on the issuance of these warrants.  At September 30, 2014, the derivative liability from the issuance of warrants was revalued, resulting in a gain on revaluation of derivative liability of $190,482.  During the nine months ended September 30, 2014, the Company recorded accretion expense of $52,068 on the derivative liability of these warrants.

The Company recorded a derivative liability of $1,164,745 from the variable conversion pricing of the convertible note and recorded accretion expense of $309,535 relating to the derivative liability from variable conversion pricing during the nine months ended September 30, 2014.  As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the profit and loss of $360,672 for the nine months ending September 30, 2014.  At September 30, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $208,714.

(e)           $83,500 September 1, 2014 Convertible Note

On September 1, 2014, the Company issued a convertible note in the principal amount of $83,500. The note matures on June 1, 2015 and bears 8% interest per annum.  At the option of the holder after 180 days, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is 58% of the average of the 3 lowest closing bid prices for ten prior trading days.

The Company recorded a derivative liability of $88,467 from the variable conversion pricing of the convertible note and recorded accretion expense of $9,398 relating to the derivative liability from variable conversion pricing during the nine months ended September 30, 2014.  As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the profit and loss of $4,967 for the nine months ending September 30, 2014.  At September 30, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $12,681 during the nine months ended September 30, 2014.

(f)      $82,688 September 12, 2014 Convertible Note

On September 12, 2014, the Company issued a convertible note in the principal amount of $82,688. The note matures on September 12, 2015 and bears 8% interest per annum.  The note contains a 5% original issue discount such that the purchase price is $78,750. At the option of the holder after 180 days, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is 70% of the average of the 3 lowest closing bid prices for twenty prior trading days. Interest shall be payable in common stock.

The Company recorded a derivative liability of $73,597 from the variable conversion pricing of the convertible note and recorded accretion expense of $2,261 relating to the derivative liability from variable conversion pricing during the nine months ended September 30, 2014.  At September 30, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $19,660 during the nine months ended September 30, 2014.

NOTE 7 SUBSCRIPTION AGREEMENT

Under the Amendment to the Subscription Agreement that was entered into on April 29, 2014, the Company has agreed to subscribe to up to 50% interest in International Herbs Medical Marijuana Ltd. (“IHMML”), a company that is applying to obtain licensed producer status from Health Canada, according to the following schedule and in the following amounts:

(a)	8,000,000 Shares will be purchased on May 31, 2014 in consideration for payment of CAD$10,000,000 (not paid);

(b)	a further 4,800,000 Shares will be purchased on June 30, 2014 in consideration for payment of CAD$6,000,000 (not paid);

(c)	a further 8,800,000 Shares will be purchased on July 31, 2014 in consideration for payment of CAD$11,000,000 (not paid);

(d)	a further 2,400,000 Shares will be purchased on August 31, 2014 in consideration for payment of CAD$3,000,000 (not paid);

(e)	a further 8,000,000 Shares will be purchased on September 30, 2014 in consideration for payment of CAD$10,000,000 (not paid); and

(f)	October 31, 2014 in consideration for payment of CAD$7,000,000 (not paid).

On July 25, 2014, the Company and CanaLeaf entered into a non-binding letter of intent seeking to amend the Subscription Agreement and restructure its proposed ownership interest in IHMML.  In September 2014, the Company announced that due to structuring and regulatory issues, the prospects for consummating this restructuring are uncertain and that although the Company will continue to monitor this situation, the Company was turning to focus on other potential opportunities.  As such, no assurances can be given that the transactions described in such non-binding letter of intent will be effectuated.

NOTE 8 SUBSEQUENT EVENT

On October 21, 2014, the Company entered into a binding letter of intent to acquire Future Harvest Development Ltd. (“Future Harvest”), a Canadian manufacturing company in the home and garden, indoor growing, and hydroponic sector. Under the terms of the letter of intent, the Company will acquire 70% interest in Future Harvest, with an option to acquire the remaining 30%, for approximately $5 million in a combination of cash and common stock.  The acquisition is subject to the preparation and execution of definitive documentation and an audit of Future Harvest.

On October 23, 2014, the back-end note entered into on March 31, 2014, with a face value of $57,500 was funded and the Company received the funds on that date. The Company issued two convertible notes in the principal amounts of $57,500 each. The note matures on March 31, 2015, are 8% per annum convertible notes and each includes a 5% original issue discount such that the total proceeds to the Company from issuance of the note is $55,000 and the purchase price for each note is $55,000.  At the option of the holder after 180 days, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is 70% of the average of the 3 lowest closing bid prices for twenty prior trading days.  Interest shall be paid by the Company in common stock.

On November 3, 2014, Adar Bays, LLC elected to convert $5,000 in convertible debt principal and interest into 21,008 shares of common stock with an aggregate fair value of $7,143, valued at $0.34 per share based on the quoted market price of shares at the time of issuance.

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

Plan of Operation

We are a bio-pharmaceutical company focused on pursuing business opportunities in the growing medical and recreational marijuana sector. Through our subsidiaries, we are seeking to invest in businesses associated with the growing, marketing, research and development, training, distribution and retail sale of medical and recreational marijuana, both in the United States and Canada.  As of the date of this report, we have not commenced the actual the production and sale of medical marijuana but are seeking to lay the foundation to commence this business or related business in the marijuana sector.

During 2014, we were seeking to acquire a 51% interest in International Herbs Medical Marijuana Ltd. (“IHMML”), a company that is applying to obtain licensed producer status from Health Canada and seeking to establish marijuana growing and distribution facilities in Canada.  On July 25, 2014, we and our CanaLeaf subsidiary entered into a Non-binding Letter of Intent (the “LOI”) with Zenabis Limited Partnership (“Zenabis”) and IHMML.  Pursuant to the LOI, we sought to restructure our proposed acquisition of an interest in IHMML so that we would acquire an outright 51% interest in IHMML and an option to acquire the remainder and, in return, IHMML and its affiliates will obtain a majority ownership interest in and control of our company.  Due to regulatory and structuring challenges, this opportunity is not presently the focus of our operations, but we will continue to monitor IHMML and potentially revisit the opportunity should conditions warrant.

Our plan of operation for the next 12 months is to continue to seek to acquire or establish joint ventures with businesses in the medical and recreational marijuana sector.  To that end, on October 21, 2014, we entered into a binding letter of intent to acquire Future Harvest Development Ltd. (“Future Harvest”), a Canadian manufacturing company in the home and garden, indoor growing, and hydroponic sector. Under the terms of the letter of intent, we will acquire 70% interest in Future Harvest, with an option to acquire the remaining 30%, for approximately $5 million in a combination of cash and common stock.  The acquisition is subject to the preparation and execution of definitive documentation and an audit of Future Harvest.  We are actively seeking similar and other business opportunities in the marijuana sector, including operating businesses such as Future Harvest and the possibility of acquiring real estate which we can then lease to licensed growers in jurisdictions where such activities are permissible.

Based on the current plans and objectives, we will have significant foreseeable cash requirements related to the establishment of our business, including the acquisition of companies and relates costs. Additionally, we will have expenses that related to maintaining our Company’s good standing or the payment of expenses associated with legal fees, accounting fees, outstanding debt and other general operating expenses.  No assurances can be given that we will be able to fund our business or establish our operations, which could cause us to reevaluate our business strategy in its entirety and could lead to the failure of our business.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Selling, General and Administrative expenses were $572,914 for the September 30, 2014 period, compared to $20,574 for the September 30, 2013 period.  This change in selling, general and administrative expenses for the three months ended September 30, 2014 was primarily due to increased accounting, legal services and compliance fees.  The Company had a net loss of $8,601,230 for the September 30, 2014 period compared to a net loss of $21,088 for the September 30, 2013 period.  The increase in net loss for the three months period ended September 30, 2014 is due to the payments owed under the Subscription Agreement and increased accounting, legal and compliance fees.

We issued 4,781,623 common shares pursuant to consulting, legal, management, and investor relations services, valued at $8,371,742 during the three months ended September 30, 2014, which accounted for the majority of the net loss.  No common shares were issued pursuant to such services in the three months ending September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Selling, General and Administrative expenses were $797,463 for the September 30, 2014 period, compared to $47,659 for the September 30, 2013 period.  This change in selling, general and administrative expenses for the nine months ended September 30, 2014 was primarily due to payments made under the Amended Subscription Agreement associated with our proposed acquisition of IHMML (the “Subscription Agreement”) and increased accounting, legal services and compliance fees.  The Company had a net loss of $47,638,046 for the September 30, 2014 period compared to a net loss of $53,408 for the September 30, 2013 period.  The increase in net loss for the nine month period ended September 30, 2014 is due to the payments owed under the Subscription Agreement and increased accounting, legal and compliance fees.

We issued 18,312,701 common shares pursuant to consulting, legal, management, and investor relations services, valued at $43,590,588 during the nine months ended September 30, 2014, which accounted for the majority of the net loss.  No common shares were issued pursuant to such services in the nine months ending September 30, 2013.

Liquidity and Capital Requirements

On September 30, 2014, we had $148,818 in cash, as compared to no cash or cash equivalents on hand on September 30, 2013. This change is due to the financing activities (such as private placements) we engaged in during such period.

During the nine months ending September 30, 2014, the Company received gross proceeds of $1,055,735 pursuant to private placements (September 30, 2013 - $nil).  The Company received proceeds of $1,515,000 from issuance of various convertible notes (September 30, 2013 - $nil).

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

Item 1a. Risk Factors.

No material change since the filing of the 10-K on April 15, 2014 for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds.

Name	Service	Date	Number of Shares Issued	Certificate Number
0845915 B.C. LTD	Consulting	10/30/2014	23,668	854
Barnstorm Communications Corp.	Consulting	10/30/2014	60,146	853
Brunson Chandler & Jones	Legal	10/30/2014	11,905	860
Brunson Chandler & Jones	Legal	10/30/2014	27,028	861
DJ Investment Trust LLC	Consulting	10/30/2014	25,000	862
Kenneth Williams	Director	10/30/2014	10,000	858
Matthew Toren	Consulting	10/30/2014	1,000,000	859
Gary Johnson	Director	10/30/2014	10,000	857
Norman James Payton	Consulting	10/30/2014	1,000,000	855
Michael Thompson	Director	10/30/2014	10,000	856
Vincent Calicchia	Consulting	9/30/2014	7,500	847
National Securities Corporation	Consulting	9/30/2014	17,500	846
Apdel Investments LLC	Consulting	8/18/2014	50,000	839
John Brady	Consulting	8/18/2014	100,000	844
Brunson Chandler & Jones	Legal	8/18/2014	6,623	841
Scout Holdings LLC	Consulting	8/18/2014	100,000	840
Alain Salem	Consulting	7/21/2014	100,000	837
Ralph Olson	Consulting	7/15/2014	300,000	835
Brunson Chandler & Jones, PLLC	Legal	7/7/2014	100,000	833
Green Grow, LLC	Consulting	7/7/2014	4,000,000	832
Kenneth Williams	Employment	7/7/2014	50,000	834
John Brady	Consulting	6/13/2014	1,000,000	829
Brunson Chandler & Jones, PLLC	Legal	6/13/2014	6,411	830
JT Sands Corp.	Consulting	6/13/2014	50,000	828
Anthony Baker	Consulting	5/29/2014	60,000	815
Tyler Bousield	Consulting	5/29/2014	45,110	816
Brunson Chandler & Jones, PLLC	Legal	5/29/2014	6,667	825
Kaycee Buckles	Consulting	5/29/2014	9,000	817
Ken Buckles	Consulting	5/29/2014	20,000	820
Dean Dovanne	Consulting	5/29/2014	10,000	814
Eagle Eye Capital, Inc.	Consulting	5/29/2014	500,000	827
Emerging Growth, LLC	Consulting	5/29/2014	60,000	822
Sandra Jackson	Subscription	5/29/2014	4,500	818
Corey Alvin Lawrence	Subscription	5/29/2014	45,000	819
Dina Lyaskovets	Consulting	5/29/2014	10,000	823
Dina Lyaskovets	Consulting	5/29/2014	10,000	824
Kevin Dale Moore	Subscription	5/29/2014	23,000	813
Andrea Ody	Subscription	5/29/2014	12,500	821
Kenneth Williams	Employment	5/29/2014	20,000	826

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

MEDICAN ENTERPRISES, INC.

Date: November 14, 2014	By: /S/ Kenneth Williams Kenneth Williams Chief Executive Officer and Director

Date: November 14, 2014	By: /S/ Wayne Hansen Kenneth Williams Chief Executive Officer and Director