Form 10-K
period 2014-12-31
MEDICAN ENTERPRISES, INC.
filed 2015-04-15
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock $1.89 on the last day of the Company’s second fiscal quarter, as quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) of the Financial Industry Regulatory Authority (“FINRA”). There were 21,393,336 shares of common voting stock held by non-affiliates, valued in the aggregate at $40,433,405.

Outstanding Shares

As of April 15, 2015, the Registrant had 447,063,367 shares of common stock outstanding.

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include, but are not limited to:

•	the new and evolving regulatory requirements in the U.S. and Canada regarding the production and distribution of medical marijuana;

•	our ability to secure and maintain our relationships with our key commercial partners or otherwise establish our business;

•	our expectations regarding the commercial market for our products;

•	the effect of competition; and

•	the availability of required additional financing.

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

ii

PART I

ITEM 1.  BUSINESS

Medican Enterprises, Inc. is a bio-pharmaceutical company focused on pursuing business opportunities in the growing medical and recreational marijuana sector.  Through our subsidiaries, we are seeking to invest in businesses associated with the growing, marketing, research and development, training, distribution and retail sale of medical and recreational marijuana, both in the United States and Canada.  We are seeking to establish and expand a real estate and leasing services business under which we would lease real estate that is outfitted with turnkey solutions for legally compliant marijuana growing facilities to licensed growers. As of the date of this report, we have not commenced the actual the production and sale of medical marijuana but are seeking to lay the foundation to commence this business or related business in the marijuana sector.  References in this report to “we,” “us,” “our” and “the Company” are to Medican Enterprises, Inc. and its subsidiaries.

Other businesses have been operated through our company in the past.  The following are the material organizational business developments related to our company since inception:

Corporate History (1990-2012)

We were organized under the laws of the State of Nevada on October 27, 1988, under the name “Extant Investments, Inc.”

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

Recent Developments

On January 21, 2014, we appointed a new director, Gary Johnson.

On February 18, 2014, we appointed a new Chief Financial Officer, Wayne Hansen.

During 2014, we sought to acquire a 51% interest in International Herbs Medical Marijuana Ltd. (“IHMML”), a company that is applying to obtain licensed producer status from Health Canada and seeking to establish marijuana growing and distribution facilities in Canada.  On July 25, 2014, we and our CanaLeaf subsidiary entered into a Non-binding Letter of Intent (the “LOI”) with Zenabis Limited Partnership (“Zenabis”) and IHMML.  Pursuant to the LOI, we sought to restructure our proposed acquisition of an interest in IHMML so that we would acquire an outright 51% interest in IHMML and an option to acquire the remainder and, in return, IHMML and its affiliates would obtain a majority ownership interest in and control of our company.  Due to regulatory challenges in Canada and other structuring challenges, this opportunity is not presently the focus of our operations, but we will continue to monitor IHMML and potentially revisit the opportunity should conditions warrant.

In early March 2014, our Board of Directors and majority stockholder approved an increase of our authorized shares of common stock from 50,000,000 to 100,000,000 shares.

In October, 2014, the Company appointed Drew Milburn to the position of CEO of our subsidiary, Medican (US) Systems, Inc.

On October 21, 2014, the Company entered into a binding letter of intent to acquire Future Harvest Development Ltd. (“Future Harvest”), a Canadian manufacturing company in the home and garden, indoor growing, and hydroponic sector. Under the terms of the letter of intent, the Company will acquire 70% interest in Future Harvest, with an option to acquire the remaining 30%, for approximately $5 million in a combination of cash and common stock.  Medican has not been able reach a mutually acceptable agreement with the various parties involved. As a result, the parties have terminated the letter of intent and the refundable portion of the deposit funds have been returned to Medican.

On December 2, 2014, the Company signed an agreement to acquire a 67,000 square foot facility in Phoenix, Arizona which the company plans to lease as a marijuana growing and warehouse facility to licensed growers.  The industrial building sits on 2.55 acres of industrial zoned land. The anticipated final purchase price for the property is $2,340,310 and a closing is planned during the first quarter of 2015 pending, among other closing conditions, a variance to zone the building for the cultivation of marijuana. The acquisition of this property will launch Medican’s real estate and leasing services business under which the company would lease real estate that is outfitted with turnkey solutions for legally compliant growing facilities to licensed growers.

On January 20, 2015, the Company entered into a purchase agreement to acquire a 7,200 square foot retail and commercial property in Phoenix, Arizona. The property is currently leased through August 2018 to an Arizona state licensed medical marijuana dispensary. Per the purchase agreement, the lease agreement will be assigned to Medican. The rental amount of the current lease is in excess of $200,000 annually, triple net. The lease provides for two five-year tenant renewal options. The lease rate increases at 3 percent per year or CPI, whichever is greater. Total purchase price for the property is $2,250,000, which Medican expects to pay through a combination of mortgage debt and an $850,000 convertible promissory note secured by the property. The property’s value has been appraised at $2,385,000 and was substantiated by an independent appraiser.  As per the Amendment No. 2 and 3 to the original agreement, the closing for the purchase of this property is expected to occur on or before May 31, 2015.

On February 16, 2015, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation increasing the authorized amount of shares of common stock to 1,000,000,000 shares, par value $0.001 per share. The Company is also authorized, according to the Definitive Information Statement dated January 26, 2015, to enact a reverse split in an amount up to 1:10 according to the Board of Director’s discretion.

Overview of Current Business

We are a bio-pharmaceutical business currently focused on pursuing business opportunities in the growing medical and recreational marijuana sector.   We also are actively searching to acquire smaller operations in the medical and recreational marijuana industry in Canada and the United States with the intention of increasing their profits through economies of scale.

We currently have five wholly-owned subsidiaries through which we operate our business.

Medican Systems Inc. (“Medican Systems”) is a corporation incorporated under the laws of the Territory of the Yukon under incorporation number 535642 on December 30, 2013. The authorized share structure is an unlimited number of common shares without par value, with 100 common shares issued to our company, making Medican Systems our direct wholly-owned subsidiary.  The primary focus of Medican Systems is to function as a holding company for Canadian based investments, joint ventures and opportunities.

Medican (Delta) Systems Inc. is a corporation incorporated under the laws of the Province of British Columbia under incorporation number BC0989867 on December 31, 2013.  The authorized share structure is an unlimited number of common shares without par value, with 100 common shares issued to Medican Systems. The primary focus of Medican Delta is to pursue opportunities in the medical marijuana industry in and around the city of Delta in British Columbia, Canada.

CanaLeaf Systems Inc. is a corporation incorporated under laws of Canada under the Canada Business Corporation Act under incorporation number 883348-6 on March 25, 2014.  The authorized share structure is an unlimited number of common shares. CanaLeaf is our operating subsidiary focused on business opportunities.

Medican (US) Systems, Inc. (“Medican US”) is a corporation incorporated under laws of Nevada on September 26, 2014 and is also a subsidiary of Medican Systems.  Medican US is our operating subsidiary focused on business opportunities in the United States.  The new entity, operating out of Las Vegas, Nevada, will:

•	seek investments in commercial real estate which it can lease to marijuana growers in states where growing is legal;
•	provide dispensary management and professional consulting services to the medical marijuana and recreational marijuana sectors; and
•	offer a broad range of leasing and financing solutions to dispensaries, kitchens and cultivations centers.

Medican Nations, LLC (“Medican Nations”) is a corporation incorporated under the laws of Nevada on February 6, 2015 and is also a subsidiary of Medican Systems.  Medican Nations will be focused on building strategic partnerships with Indian communities in the United States and Canada to create and build business solutions within the indoor gardening and marijuana industries.

Our plan of operation for the next 12 months is to continue to seek to acquire or establish joint ventures with businesses in the medical and recreational marijuana sector.  To that end, in the last quarter of 2014 and first quarter of 2015, we entered into purchase agreements to acquire a 7,200 square foot retail and commercial property in Phoenix, Arizona, and an agreement to acquire a 67,000 square foot facility in Phoenix, Arizona which the company plans to lease as a marijuana growing and warehouse facility to licensed growers. We are actively seeking similar and other business opportunities in the marijuana sector, including operating businesses such as these and the possibility of acquiring real estate which we can then lease to licensed growers in jurisdictions where such activities are permissible.

Our Products and Markets

We are actively meeting with other companies and individuals in the medical marijuana industry to establish relationships and partnerships that we believe will benefit us and out subsidiaries going forward.

Competition

Currently, there are a number of other companies that are in the marijuana industry, many of which we consider to be our competition. Many of these companies provide similar products and/or services, such as leasing of real estate, warehouse sales, and consulting services. In the future the Company fully expects that other companies will recognize the value of ancillary businesses serving the marijuana industry and enter into the marketplace as competitors.

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

Effect of Existing or Probable Governmental Regulations on the Business

United States

Marijuana is a Schedule I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of January 13, 2015, 23 states and the District of Columbia allow their residents to use medical marijuana. Voters in the states of Colorado, Washington, Oregon and Alaska have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

Despite the Obama administration’s statements, the Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana in Colorado to prevent:

1.	the distribution of marijuana to minors;

2.	criminal enterprises, gangs and cartels receiving revenue from the sale of marijuana;

3.	the diversion of marijuana from states where it is legal under state law to other states;

4.	state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

5.	violence and the use of firearms in the cultivation and distribution of marijuana;

6.	driving while impaired and the exacerbation of other adverse public health consequences associated with marijuana use;

7.	the growing of marijuana on public lands; and

8.	marijuana possession or use on federal property.

We do not presently grow or distribute marijuana. However, our anticipated business of providing of ancillary products and services to state-approved marijuana growers and dispensary facilities could be deemed to be aiding and abetting illegal activities, a violation of federal law. We intend to remain within the guidelines outlined in the Cole Memo (see the “Risk Factors” section below), which does not alter the Department of Justice’s authority to enforce federal law, including federal laws relating to marijuana, but does recommend that U.S. Attorneys prioritize enforcement of federal law away from the marijuana industry operating as permitted under certain state laws, so long as certain conditions are met.  Where the individual state framework fails to protect the public, the Justice Department has instructed federal prosecutors to enforce the Controlled Substances Act of 1970. However, we cannot provide assurance that the Company is in full compliance with the Cole Memo or any other federal laws or regulations.

Our ongoing and future business plans rely on our ability to successfully establish and maintain effective controls that follow the United States Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) Guidance, “BSA Expectations Regarding Marijuana-Related Businesses,” in vetting and monitoring potential tenants, customers and clients of the Company.  On February 14, 2014, FinCEN issued guidance to clarify Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to marijuana-related businesses. FinCEN issued this guidance in light of certain state initiatives to legalize certain marijuana-related enforcement priorities. The FinCEN guidance clarifies how financial institutions can provide services to marijuana-related businesses consistent with their BSA obligations, and aligns the information provided by financial institutions in BSA reports with federal and state law enforcement priorities. This FinCEN guidance is intended to enhance the availability of financial services for, and the financial transparency of, marijuana-related businesses.

While ACS is not currently subject to the BSA or FinCEN guidelines, we will institute policies and procedures that mirror the stated goals of the FinCEN guidelines and will provide a framework, by which the Company believes it can comply with the federal government’s stated objectives with respect to the potential conflict of law. The Company plans to use the FinCEN Guidelines, as may be amended, as the basis for assessing its relationships with potential tenants, clients and customers.

State Regulation

Where applicable, we will apply for state licenses that are necessary to conduct our business in compliance with local laws.

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

Employees

As of March 31, 2015, we have three employees, our CEO, Ken Williams, our CFO, Wayne Hansen, and CEO of Medican (US) Systems, Inc., Drew Milburn.

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

We have only recently commenced developing and pursuing business opportunities in the medical and recreational marijuana market.  As of the date of this Annual Report, we have no cash resources, products, manufacturing facilities or sales and marketing operations.  As such, we are a “start-up” company with no history of revenue-generating operations.  We are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business.  As a result, we still must establish many functions necessary to operate a business, including finalizing our managerial and administrative structure, acquiring our manufacturing facilities, continuing product development, assessing and commencing our marketing activities, implementing financial systems and controls, and recruiting personnel.

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

We currently have no cash resources and therefore must raise additional funds in the near term and again thereafter in order to continue our business, and we will continue to need additional financing to carry out our business plan.

We currently have no cash resources.  We need to obtain significant additional funding to successfully continue our business.  Such additional funds may not be readily available or may not be available on terms acceptable to us.  As such, our failure to raise funding in the near future would have a significantly adverse impact on our business viability and could cause our business to fail.  We do not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all.

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

We may be faced with regulatory or operational challenges that could impede our ability to commence sales of our marijuana products.  Consequently, we may incur substantial expenses and devote significant management effort and expense in launching sales efforts, which may not result in revenue generation.  We must also obtain regulatory approvals to engage in our business, which is subject to risk and potential delays, and which may not actually occur.  As such, we cannot accurately predict the volume or timing of any future sales of our products.

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

As a publicly traded company, we are subject to various federal, state, and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002.  Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal controls over financial reporting.  Our internal controls and procedures may not be able to prevent errors or fraud in the future.  Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of the control system are met.  A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.  Moreover, our internal controls and our ability to comply with applicable laws, rules and regulations is impaired as we do not maintain independent audit and compensation committees of our board of directors.

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

Our independent auditor's reports on our financial statements for the years ended December 31, 2014 and 2013 includes a "going concern" explanatory paragraph.

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

Risks Related to Our Industry

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may preclude us from operating our proposed business, and even of we do operate such business, could negatively impact our revenues and potential profits.

Our business plan is to operate promising business opportunities in the marijuana space.  Marijuana is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan and the failure of our company.

Currently, there are 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the “CSA”), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating or dispensing marijuana in violation of federal law with respect to our proposed business operations or we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law.  Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain.

The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical marijuana laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, “Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws.” However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions againstmarijuana, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of homegrown cannabis even where states approve its use for medical purposes.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts.  The memorandum sets forth certain enforcement priorities that are important to the federal government:

•	Distribution of marijuana to children;

•	Revenue from the sale of marijuana going to criminals;

•	Diversion of medical marijuana from states where it is legal to states where it is not;

•	Using state authorized marijuana activity as a pretext of other illegal drug activity;

•	Preventing violence in the cultivation and distribution of marijuana;

•	Preventing drugged driving;

•	Growing marijuana on federal property; and

•	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our proposed business and our revenue and profits.

We could be found to be violating laws related to medical cannabis, but current enforcement standards are uncertain.

Unless and until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law against us.  The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain.  Should it be determined under the CSA that our products or services (once we begin to provide the same) are deemed to fall under the definition of drugs or drug paraphernalia because they are determined to be primarily intended or designed for use in manufacturing or producing cannabis, we could be found to be in violation of federal drug laws and there may be a direct and adverse effect on our business and our revenues and profits.  Further, even if we obtain the necessary state and local government approvals and permits and obtain the necessary funding to commence our marijuana related businesses (of which no assurances are given), we could be found in violation of the CSA. This would cause a direct and adverse effect on our subsidiaries’ intended business and on our revenue and profits.

Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict marijuana-related activities, including activities related to medical cannabis may negatively impact our revenues and profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Two states, Colorado and Washington, have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

Our website is visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions. We could lose potential customers as they could fear federal prosecution for growing marijuanawith our equipment, reducing our revenue. In most states in which the production and sale of marijuana have been legalized, there are additional laws or licenses required and some states altogether prohibit home cultivation, all of which could make the loss of potential customers more likely.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our proposed medical marijuana businesses. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may not obtain the necessary permits and authorizations to operate medical or recreational marijuana businesses.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations or accreditations, or may only be able to do so at great cost, to operate its medical marijuana business. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations or accreditations could result in restrictions on our ability to operate the medical marijuana business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our proposed participation in the medical marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against these subsidiaries. Litigation, complaints, and enforcement actions involving these subsidiaries could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us to operate our contemplated medical or recreational marijuana businesses.

The marijuana industry faces significant opposition.

It is believed by many that large well-funded businesses may have a strong economic opposition to the marijuana industry. For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by mainstream pharmaceutical companies. Further, the medical marijuana industry could face a material threat from the pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana industry. Any inroads the pharmaceutical industry could make in halting or impeding the marijuana industry could have a detrimental impact on our proposed business.

We are operating in a highly competitive industry and may not be able to compete successfully.

We are involved in a highly competitive industry where we may compete with numerous other companies in the medical marijuana industry, who may have far greater resources, more experience, and personnel perhaps more qualified than we do.  There can be no assurance that we will be able to successfully compete against these other entities, particularly since we are just a start-up enterprise.  Moreover, there is no aspect of our business which is protected by patents, copyrights, trademarks, or trade names. As a result, potential competitors could duplicate our business model with little effort. Some of our potential competitors may have significantly greater resources than we have, which may make it difficult for us to compete. There can be no assurance that we will be able to successfully compete against these other entities.

Our reputation in the industry will be very important as we grow our proposed  business, and any negative impact on our reputation could be damaging to our business.

As a company involved in businesses related to cannabis, a substance that has been commonly associated with various other narcotics, violence, and criminal activities, it is expected that such a venture will likely result in widespread negative publicity and public opinion.  Lack of understanding and awareness of the medical benefits associated with cannabis is poorly understood across the mainstream public despite various efforts to build such awareness.

There are risks related to the quality and quality control of our products.

We may be subject to liability of our products and must ensure quality control of the product at every stage. If a patient has an adverse reaction to the products, we may be subject to product liability related to the products and their quality in relation to the intended use of the products.

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

We may be unable to acquire the properties that are critical to our proposed business.

Our business plan involves the acquisition of real estate properties, which will be leased to participants in the marijuana industry. The zoning and operational restrictions on marijuana industry participants may limit the availability of properties suitable for this purpose. There can be no assurance that we will be able to obtain the capital needed to purchase any properties.

We may be unable to expand into new markets.

We intend to continue to pursue our aggressive growth strategy for the foreseeable future. Our continued growth and profitability depend on our ability to successfully realize our growth strategy by expanding both inside and outside the state of Arizona and Colorado. We cannot assure that our efforts to expand into new markets, particularly in states where we do not currently operate, will succeed. In order to operate in new markets, we may need to modify our existing business model and cost structure to comply with local regulatory or other requirements, which may expose us to new operational, regulatory or legal risks. In addition, expanding into new states may subject us to unfamiliar or uncertain local regulations that may adversely affect our operations, for example, by applying, obtaining and/or maintaining appropriate licenses. Facilities we open in new markets may also take longer to reach expected revenue and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than facilities we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer preferences and spending patterns that are more difficult to predict or satisfy than our existing markets.

We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness.

We may find it more difficult in new markets to hire, motivate and keep qualified personnel. We may need to augment our labor model to meet regulatory requirements and the overall cost of labor may be higher. As a result, these new facilities may be less successful and may not achieve target facility level profit margins at the same rate or at all. If any steps taken to expand our existing business model into new markets are unsuccessful, we may not be able to achieve our growth strategy and our business, financial condition or results of operations could be adversely affected.

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

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company.  As we are a start-up company, we are at the very early stages of establishing, and we have not yet, and we may be unable to effectively establish, such systems.  Our board of directors lacks a functioning, independent audit committee, which could preclude us from establishing effective controls.  If this condition persists, we will continue to be subject to the risk of our company not having the ability to reliably assimilate and compile financial information about our company and significantly will continue to impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.  Moreover, we do not expect that disclosure controls or internal controls over financial reporting, even if established, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Failure of our control systems to prevent error or fraud could materially adversely impact us.

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

None

ITEM 2:  PROPERTIES

Our principal offices are located at 5955 Edmond Street, Suite 102, Las Vegas, Nevada 89118.  Our telephone number is 800-416-8802. Our office is approximately 185 square feet in size. The lease is month-to-month and the rate is $1,500 per month.

On December 2, 2014, the Company signed an agreement to acquire a 67,000 square foot facility in Phoenix, Arizona which the company plans to lease as a marijuana growing and warehouse facility to licensed growers.  The industrial building sits on 2.55 acres of industrial zoned land. The anticipated final purchase price for the property is $2,340,310 and a closing is planned during the second quarter of 2015 pending, among other closing conditions, a variance to zone the building for the cultivation of marijuana.

On January 20, 2015, the Company entered into a purchase agreement to acquire a 7,200 square foot retail and commercial property in Phoenix, Arizona. The property is currently leased through August 2018 to an Arizona state licensed medical marijuana dispensary. Per the purchase agreement, the lease agreement will be assigned to Medican. The rental amount of the current lease is in excess of $200,000 annually, triple net. The lease provides for two five-year tenant renewal options. The lease rate increases at 3 percent per year or CPI, whichever is greater. Total purchase price for the property is $2,250,000, which Medican expects to pay through a combination of mortgage debt and an $850,000 convertible promissory note secured by the property.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

2013	Closing Bid High	Closing Bid Low
January 1 – March 31	4.10	0.31
April 1 – June 30	4.36	1.06
July 1 – September 30	1.93	0.38
October 3 – December 30	0.54	0.01
2014
January 1 – March 31	0.0105	0.008
April 2 – June 29	0.0105	0.0105
July 2 – September 28	0.05	0.0105
October 1 – December 31	0.042	0.031
2015
January 1- March 31	0.044	0.0007

These prices were obtained from OTC Markets and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

As of April 15, 2015, there were 197 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities And Use of Proceeds

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

On November 10, 2014, the Company received conversion notices of 22,321 shares of the Company's common stock to Adar Bays, LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.224.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On November 25, 2014, the Company received conversion notices of 41,901 shares of the Company's common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.16071.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On November 25, 2014, the Company received conversion notices of 568,064 shares of the Company's common stock to JSJ Investment Inc. (“JSJ”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated May 8, 2014, with an original principal amount of $100,000 and held by JSJ. The conversion price per share was $0.0880183.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 1, 2014, the Company received conversion notices of 67,505 shares of the Company's common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.11851.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 1, 2014, the Company received conversion notices of 75,188 shares of the Company's common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.1064.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 8, 2014, the Company received conversion notices of 119,342 shares of the Company's common stock to LG Capital Funding (“LG”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by LG. The conversion price per share was $0.0882.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 10, 2014, the Company received conversion notices of 252,101 shares of the Company's common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.0357.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 11, 2014, the Company received conversion notices of 332,957 shares of the Company's common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.0325.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 18, 2014, the Company issued 174,034 shares of the Company's common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.02873.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 22, 2014, the Company received conversion notices of 103,950 shares of the Company's common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.02405.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 29, 2014, the Company received conversion notices of 120,833 shares of the Company's common stock to Himmil Investments Ltd. (“Himmil”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.03.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 30, 2014, the Company received conversion notices of 807,168 shares of the Company's common stock to Typenex Co-Investment, LLC (“Typenex”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 4, 2014, with an original principal amount of $1,105,000 and held by Typenex. The conversion price per share was $0.037167.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 5, 2015, the Company received conversion notices of 1,775,148 shares of the Company's common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.00845.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 6, 2015, the Company received conversion notices of 4,500,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.0087.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 6, 2015, the Company received conversion notices of 2,514,743 shares of the Company's common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated May 8, 2014, with an original principal amount of $100,000 and held by JSJ. The conversion price per share was $0.00605.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 9, 2015, the Company received conversion notices of 1,738,282 shares of the Company's common stock to Typenex in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 4, 2014, with an original principal amount of $1,105,000 and held by Typenex. The conversion price per share was $0.0075.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 12, 2015, the Company received conversion notices of 3,866,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.0087.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 13, 2015, the Company received conversion notices of 5,925,558 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.0083.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 22, 2015, the Company received conversion notices of 5,505,570 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.0074.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 29, 2015, the Company received conversion notices of 5,470,068 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.0074.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 4, 2015, the Company received conversion notices of 2,555,195 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.0073.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 6, 2015, the Company received conversion notices of 918,473 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 6, 2015, the Company received conversion notices of 1,033,289 shares of the Company's common stock to LG Capital Funding (“LG”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by LG. The conversion price per share was $0.008353333.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 17, 2015, the Company received conversion notices of 3,149,530 shares of the Company's common stock to RDW Capital, LLC (“RDW”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 4, 2014 with Typenex, with an original principal amount of $1,105,000, $75,000 of which was purchased by RDW in a private transaction. The conversion price per share was $0.006.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 18, 2015, the Company received conversion notices of 3,220,069 shares of the Company's common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated May 8, 2014, with an original principal amount of $100,000 and held by JSJ. The conversion price per share was $0.00605.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 18, 2015, the Company received conversion notices of 4,250,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.0035.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 23, 2015, the Company received conversion notices of 4,250,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.0035.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 24, 2015, the Company issued the following shares: 3,000,000 shares to BCB Capital, LLC under a consulting agreement dated October 1, 2014 and 6,000,000 shares to Eagle Eye Capital Inc. under a consulting agreement dated October 1, 2014, 1,502,507 shares to its legal counsel under its engagement agreement, 30,000 shares to Ken Williams for his services as a director, 30,000 shares to Gary Johnson for his services as s director, 30,000 shares to Michael Thompson for his services as a director, 2,000,000 shares to Demitri Downing for his services as a consultant, 1,205,281 shares to Jade Mercantile under a consulting agreement, 5,000,000 shares to Chardan Capital Markets, LLC as compensation for services as a financial advisor, and 1,000,000 shares to Seraphim Holdings, LLC as compensation for shares as a consultant.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 26, 2015, the Company received conversion notices of 4,033,345 shares of the Company's common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated May 8, 2014, with an original principal amount of $100,000 and held by JSJ. The conversion price per share was $0.00286.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 26, 2015, the Company received conversion notices of 4,250,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.00182.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 26, 2015, the Company received conversion notices of 2,797,203 shares of the Company's common stock to Adar Bays, LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.003575.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 26, 2015, the Company received conversion notices of 4,312,000 shares of the Company's common stock to RDW Capital, LLC in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 4, 2014 with Typenex, with an original principal amount of $1,105,000, $75,000 of which was purchased by RDW in a private transaction. The conversion price per share was $0.003165.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 27, 2015, the Company received conversion notices of 4,250,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.00182.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 26, 2015, the Company received conversion notices of 4,250,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.00182.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 3, 2015, the Company received conversion notices of 2,474,038 shares of the Company's common stock to LG Capital Funding (“LG”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by LG. The conversion price per share was $0.005366667.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 3, 2015, the Company received conversion notices of 8,200,000 shares of the Company's common stock to Typenex Co-Investment, LLC (“Typenex”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 4, 2014, with an original principal amount of $1,105,000 and held by Typenex. The conversion price per share was $0.002733.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 3, 2015, the Company received conversion notices of 2,945,990 shares of the Company's common stock to Adar Bays, LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.003055.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 6, 2015, the Company received conversion notices of 4,250,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.00182. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 6, 2015, the Company issued 3,000,000 shares to Kenneth Williams for employment services, 3,000,000 shares to Wayne Hansen for employment services, 15,000,000 shares to Norman James Payton for consulting services, 5,000,000 shares to John Lorencz for consulting services, 25,000,000 shares to Green Grow, LLC for consulting services, 25,000,000 to Jade Mercantile Ltd. for consulting services, 500,000 to Ken Pamplin for consulting services, 6,000,000 shares to Tim Donald for consulting services, 9,000,000 shares to Drew Milburn for consulting services.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 6, 2015, the Company received conversion notices of 7,847,000 shares of the Company's common stock to RDW Capital, LLC in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 4, 2014 with Typenex, with an original principal amount of $1,105,000, $75,000 of which was purchased by RDW in a private transaction. The conversion price per share was $0.00175.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 10, 2015, the Company received conversion notices of 7,339,878 shares of the Company's common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated May 8, 2014, with an original principal amount of $100,000 and held by JSJ. The conversion price per share was $0.0015767.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 11, 2015, the Company received conversion notices of 20,000,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.000665.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 13, 2015, the Company received conversion notices of 14,730,000 shares of the Company's common stock to RDW Capital, LLC in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 4, 2014 with Typenex, with an original principal amount of $1,105,000, $75,000 of which was purchased by RDW in a private transaction. The conversion price per share was $0.00085.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 16, 2015, the Company received conversion notices of 14,500,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.0006503.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 17, 2015, the Company received conversion notices of 20,000,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.000665.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 18, 2015, the Company received conversion notices of 15,000,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.00056.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 18, 2015, the Company received conversion notices of 15,502,700 shares of the Company's common stock to RDW Capital, LLC in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 4, 2014 with Typenex, with an original principal amount of $1,105,000, $75,000 of which was purchased by RDW in a private transaction. The conversion price per share was $0.000615.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 19, 2015, the Company received conversion notices of 3,473,945 shares of the Company's common stock to Adar Bays, LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.002015.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 19, 2015, the Company received conversion notices of 30,000,000 shares of the Company's common stock to Himmil in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 25, 2014, with an original principal amount of $1,500,000 and held by Himmil. The conversion price per share was $0.000525.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 24, 2015, the Company received conversion notices of 4,853,859 shares of the Company's common stock to Adar Bays, LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated March 31, 2014, with an original principal amount of $57,500 and held by Adar Bays. The conversion price per share was $0.00078.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 30, 2015, the Company received conversion notices of 16,668,700 shares of the Company's common stock to RDW Capital, LLC in partial satisfaction of its obligations under, and the holder's election to convert a portion of, the Convertible Promissory Note dated June 4, 2014 with Typenex, with an original principal amount of $1,105,000, $75,000 of which was purchased by RDW in a private transaction. The conversion price per share was $0.0004.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

Plan of Operation

Our plan of operation for the next 12 months is to continue to seek to acquire or establish joint ventures with businesses in the medical and recreational marijuana sector.  To that end, we announced two proposed real estate acquisitions in Arizona that would represent our initial entry into the U.S. market.  In December 2014, we signed an agreement to acquire a 67,000 square foot facility in Phoenix, Arizona.  The Company plans to lease it as a marijuana growing and warehouse facility to licensed growers.  In January 2015, Medican entered into a purchase agreement to acquire a 7,200 square foot retail and commercial property in Phoenix, Arizona. The property is currently leased through August 2018 to an Arizona state licensed medical marijuana dispensary. We are actively seeking similar and other business opportunities in the marijuana sector, including operating businesses such as Future Harvest and the possibility of acquiring real estate which we can then lease to licensed growers in jurisdictions where such activities are permissible.

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

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Our current operations began on October 1, 2013.  General and administrative expenses were $1,501,640 for the year ended December 31, 2014, compared to $367,042 for the year ended December 31, 2013. General and administrative expenses were comprised mainly legal, consulting, and investor relation fees.  We had a net loss of $56,521,453 for the year ended December 31, 2014 compared to a net loss of $376,449 for the year ended December 31, 2013.  The increase in net loss for the period ended December 31, 2013, is due to the increase in professional services expenses resulting from issuing stock for consulting, legal, management and investor relation fees and other services arising from the change in control of the company and increasing operating activities in Canada and the US. Consulting fees include $26,591,126 as common shares issued for consulting services.  The increase in consulting fees reflects the realization of business goals for the year including acquisition of Phoenix properties and Medican Nations initiatives.

We issued 19,460,448 common shares pursuant to consulting, legal, and management services, valued at $42,702,687 during the year ended December 31, 2014, which accounted for the majority of the net loss.  No common shares were issued pursuant to such services in the year ending December 31, 2013.

Liquidity and Capital Resources

On December 31, 2014 and 2013, we had $79,624 and $0 in cash on hand. If additional funds are required, such funds may be advanced by management or shareholders. Compensation to these individuals has been rendered in the form of stock payments and warrants as described in Note 7 to the financial statements. Various loans for advances made to the company were also incurred as described in note 3 to the financial statements.

During the year ended December 31, 2014, the Company received gross proceeds of $1,055,735 pursuant to private placements (2013 - $nil).  The Company received proceeds of $1,727,000 from issuance of various convertible notes (2013 - $nil) and $171,323 in demand promissory note (2013 - $nil).

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2014.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDICAN ENTERPRISES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medican Enterprises, Inc.
5955 Edmond Street Suite 102
Las Vegas,NV 89118

We have audited the accompanying consolidated balance sheet of Medican Enterprises, Inc. as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medican Enterprise, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern as indicated in Note 2. The Company has had no revenues and an accumulated deficit of $57,576,152. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the Note 2, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anton & Chia LLP
Newport Beach, California
April 15, 2015

MEDICAN ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013

ASSETS
Current asset:
Cash	$79,624	$-
Prepaid deposit	33,000	-
Total current assets	112,624	-
Total assets	$112,624	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,954,488	$176,187
Accrued Interest - related parties	-	4,172
Convertible Notes Payable (net of discount of $525,500)	5,749,937	-
Promissory Note	176,057	-
Stock issuance liability	145,578	-
Notes Payable - related parties	-	116,529
Total current liabilities	8,026,060	296,888

Derivative liability	389,397	-
Total liabilities	8,415,457	296,888

Stockholders’ Deficit:
Preferred Stock - 5,000,000 shares authorized, $.001 par value; 0 shares issued and outstanding	-	-
Common stock - 100,000,000 shares authorized, $.001 par value; 48,769,256 shares issued and outstanding as of December 31, 2014 and 27,151,240 as of December 31, 2013	48,769	27,151
Additional paid-in capital	49,224,550	770,428
Accumulated deficit	(57,576,152)	(1,094,467)
Total stockholders' deficit	(8,302,833)	(296,888)
Total liabilities and stockholders' deficit	$112,624	$-

See accompanying notes to the consolidated financial statements

MEDICAN ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Unaudited)
	2014	2013

REVENUE	$-	$-

OPERATING EXPENSES

Professional Services
Consulting	35,195,854	-
Legal	1,578,009	-
Management	14,862,965	-
Consulting and media relations	43,542	-
Stock Compensation	4,354,867	-
Selling, General & Administrative	1,501,640	367,042

Total Operating Expenses	57,536,877	367,042

Loss From Operations	(57,536,877)	(367,042)
OTHER INCOME (EXPENSE):
Related Party Interest Expense	-	(9,407)
Gain on revaluation of derivative liability	1,559,423	-
Loss on excess of fair value of stock issued over convertible note principal	(107,784)	-
Loss on excess derivative liability over note principal	(436,215)	-
NET LOSS	$(56,521,453)	$(376,449)

Currency Translation Adjustment	39,767	-

COMPREHENSIVE LOSS	$(56,481,686)	$(376,449)

NET LOSS PER BASIC AND DILUTED SHARES	$(1.37)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,251,844	26,569,076

See accompanying notes to the consolidated financial statements

MEDICAN ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT YEARS ENDED DECEMBER 31, 2014 AND 2013
		Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Net Stockholders’ (Deficit)
Balance, December 31, 2012		26,501,240	$26,501	$588,499	$(718,018)	$(103,018)
Common stock issued for services at $0.25 per share		650,000	650	161,850	-	162,500
Related party debt forgiveness		-	-	9,603	-	9,603
Contributions from directors		-	-	10,476	-	10,476
Net loss for the year		-	-	-	(376,449)	(376,449)
Balance, December 31, 2013		27,151,240	$27,151	$770,428	$(1,094,467)	$(296,888)
Private placement	- at $0.50	100,000	100	49,900	-	50,000
- at $1.00		161,110	160	160,950	-	161,110
- at $1.10		252,000	252	276,948	-	277,200
Subscriptions received		1,154,800	1,155	566,270	-	567,425
Conversion of related party payables		175,624	175	208,281	-	208,456
Conversion of convertible debt into common stock		174,034	174	4,826	-	5,000
Common stock issued for services pursuant to:
- Consulting		13,861,814	13,863	26,577,263	-	26,591,126
- Legal		598,634	599	1,360,962	-	1,361,561
- Management		5,000,000	5,000	14,745,000	-	14,750,000

Issuance of warrants		-	-	4,155,467	-	4,155,467
Beneficial conversion price		-	-	41,212	-	41,212
Stock compensation to directors		140,000	140	199,260	-	199,400
Loss on excess of fair value of stock over conversion principal		-	-	107,784	-	107,784
Net loss for the year		-	-	-	(56,481,685)	(56,481,685)
Balance, December 31, 2014		48,769,256	$48,769	$49,224,550	$(57,576,152)	(8,302,833)

See accompanying notes to the consolidated financial statements

MEDICAN ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
	2014	2013

Operating Activities:
Comprehensive Loss	$(56,481,686)	$(376,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued as compensation	4,155,467	-
Stock compensation expenses	199,400	-
Gain on revaluation of derivative liabilities	(1,559,423)	-
Loss on excess of fair value of stock over principal	107,784	-
Loss on excess of derivative liability over note principal	436,215	-
Convertible debt issued on consulting fees	4,450,000	-
Interest and accretion	1,286,801	-
Stock Issued for Services:
Consulting	26,591,126	162,500
Management	14,750,000	-
Legal	1,361,561	-
Change in operating assets and liabilities:
Prepaid deposit	(33,000)	-
Accounts payable	1,753,566	176,187
Payables to related parties	-	22,948
Accrued interest – related party	-	(5,265)
Net cash used in operating activities:	(2,982,189)	(20,079)
Financing Activities:
Related party debt forgiveness	-	9,603
Notes payable	87,755	-
Convertible notes	1,727,000	-
Demand promissory note	171,323	-
Subscription agreements	1,075,735	-
Proceeds from borrowing, related parties	-	10,476
Net cash provided by financing activities:	3,061,813	20,079
Net change in cash in period	79,624	-
Cash, beginning of period	-	-
Cash, end of period	$79,624	$-
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Note payable issued for payables to related party	$-	$146,309
Related party debt forgiveness	$-	$9,603
Capital stock issued to settle related party debt	$43,904	$-
Conversion of convertible note to common stock	$-	$-
Convertible note issued on consulting fees	$4,450,000	$-

See accompanying notes to the consolidated financial statements

MEDICAN ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

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

We currently have five subsidiaries through which we operate our business.

Medican Systems Inc. is a corporation incorporated under the laws of the Territory of the Yukon under incorporation number 535642 on December 30, 2013. The authorized share structure is an unlimited number of common shares without par value, with 100 common shares issued to our company, making Medican Systems our direct wholly-owned subsidiary.  The primary focus of Medican Systems is to function as a holding company for Canadian based investments, joint ventures and opportunities.

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

Medican Nations, LLC (“Medican Nations”) is a corporation incorporated under the laws of Nevada on February 6, 2015 and is also a subsidiary of Medican Systems.  Medican Nations will be focused on building strategic partnerships with Indian communities in the United States and Canada to create and build business solutions within the indoor gardening and marijuana industries.

The consolidated financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of Medican Enterprises, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2014 and 2013, no income tax expense had been incurred or accrued.

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

(g) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2014 and 2013.

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

(l) Stock Based Compensation

Shares were issued to various directors as compensation for services rendered. During the year ended December 31, 2014, 140,000 common shares were issued at a value of $199,260.

During the year ended December 31, 2014, the Company issued 3,230,000 warrants in connection with the share issuances and subscriptions that occurred during the period. The fair value of these warrants was determined to be $6,643,981. All warrants have a term that extends from the date of issuance through June 30, 2015. Accrual of expenses related to these warrants during the year ended December 31, 2014 amounted to $4,155,467.   The Company also granted 297,832 warrants in connection with convertible note financing and recorded a derivative liability and corresponding debt discount on the convertible note financing in the amount of $195,927. At December 31, 2014, the fair value of this derivative liability relating to the 297,832 warrants had decreased to $nil.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has an accumulated deficit of $57,576,152 as of December 31, 2014, and has had negative cash flows from operating activities through December 31, 2014 as well as very limited cash resources as of December 31, 2014.  The loss was primarily due to the issuance of common stock and warrants for professional services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Management plans to continue to seek to build the foundations of its medical and recreational marijuana businesses, but it may be unable to do for a number of reasons, including the inability to reach final agreements with its partners and the inability to raise sufficient funds to commence and operate its business.

NOTE 3 RELATED PARTY TRANSACTIONS AND BALANCES

On December 31, 2014, total balances due to related parties amounted to $0 (2013 - $116,529).  Various loans have been obtained through related parties in the prior year. These loans constituted the balance of the related party payables as of December 31, 2013. During the year ended December 31, 2014, the Company settled amounts payable to related parties by issuance of 175,624 shares of common stock valued at $208,456 which is valued at the market value of shares at the date of issuance.

NOTE 4 EQUITY

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

On November 25, 2013, 600,000 shares were issued to individuals in exchange for services. The shares were valued at $0.25 per share and had a par value of $0.001.

On December 6, 2013, 30,000 shares were issued in exchange for services. The shares were valued at $0.25 per share and had a par value of $0.001.

On April 23, 2014, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State increasing its authorized shares to 100,000,000 shares, par value $0.001 per share.

During the year ended December 31, 2014, the Company:

i.	Issued 1,726,910 common shares for proceeds of $1,075,735 pursuant to private placements.
ii.	Issued 140,000 common shares valued at $197,400 to officers and employees and recorded stock compensation expense at the market value of shares at the date of issuance.
iii.	Issued 175,624 common shares to a shareholder pursuant to settlement of notes payable of $208,281 due to a shareholder.
iv.	Issued to various consultants 13,861,814 common shares valued at $26,591,126, as payment for consulting services. Shares were valued as of their respective issuance dates throughout the period.
v.	Issued 598,634 common shares valued at $1,361,561 as payment for legal services. Shares were valued as of their respective issuance dates throughout the period.
vi.	Issued 5,000,000 common shares valued at $14,750,000 as payment for management services. Shares were valued as of their respective issuance dates throughout the period.

During the year ended December 31, 2014, the Company issued 3,230,000 warrants issued in connection with the share issuances and subscriptions that occurred during the year. The fair value of these warrants was determined to be $6,643,981, which is calculated using the Black-Scholes method and the following assumptions: volatility 120-128%, risk-free rate 0.2%-0.3%, 0% dividends. All warrants have a term that extends from the date of issuance through June 30, 2015. Accrual of expenses related to these warrants during the year ending December 31, 2014 amounted to $4,155,467.

During the year ended December 31, 2014, the Company issued 1,599,910 warrants in connection with private placements that occurred during the year.  The warrants are exercisable into one common share at $0.50 to $1.50 per warrant, expiring June 30, 2015.  The Company also issued 297,832 warrants in connection with a $1,500,000 convertible note (Note 7 (d)).

A summary of the warrants issued as of December 31, 2014 and 2013 is as follows:

	Number	Weighted Average Exercise Price
Outstanding at December 31, 2013	-	$-
Issued	5,127,742	0.70
Exercised	-	-
Outstanding and exercisable at December 31, 2014	5,127,742	$0.70

NOTE 6 CASH

As of December 31, 2014, total cash balances amounted to $79,624. Of this amount, $46,554 is held in a bank account denominated in Canadian dollars. Because the reporting company reports all balances in US Dollars, transactions over the course of the period which were denominated in Canadian dollars were adjusted as of December 31, 2014 to reflect their value in US Dollars. The effect of this is a foreign currency translation adjustment of $39,767 on the Statement of Operations.

NOTE 7 NOTES PAYABLE

(a) $115,000 March 31, 2014 LG Capital/Adar Bays Convertible Notes

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

The Company recorded a derivative liability of $84,506 from the variable conversion pricing of the convertible note and recorded accretion expense of $84,506 relating to the derivative liability from variable conversion pricing during the year ended December 31, 2014.  At December 31, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $56,295 during the year ended December 31, 2014, resulting in an ending derivative liability balance of $28,211.

During the three months ended December 31, 2014, the debtors elected to convert $65,321 in convertible debt principal and interest into 1,189,299 shares of common stock with an aggregate fair value of $91,960, representing the fair value of the derivative liabilities and the amortized cost of convertible debt settled was included as additional paid-in capital.  During the year ended December 31, 2014, the Company recorded a loss of $26,639 on the excess of fair value of stock issued over the converted principal amount.  As at December 31, 2014, the stock has not been issued, and the conversion value of $65,321 has been recorded to stock issuance liability.  At December 31, 2014, the convertible note principal and interest balances are $54,875.

The back-end notes entered into on March 31, 2014, with face values of $57,500 each was funded and the Company received the funds on October 22, 2014 and December 11, 2014. The Company issued two convertible notes in the principal amounts of $57,500 each. The note matures on March 31, 2015, are 8% per annum convertible notes and each includes a 5% original issue discount such that the total proceeds to the Company from issuance of the note is $55,000 and the purchase price for each note is $55,000.  The back-end notes were also amended such that the conversion price for each share is 65% of the lowest closing bid price for twenty prior trading days.  At the option of the holder after 180 days, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  Interest shall be paid by the Company in common stock. At December 31, 2014, the back-end convertible note principal and interest balances are $115,835.

The Company recorded a derivative liability of $80,028 from the variable conversion pricing of the convertible note and recorded accretion expense of $14,543 relating to the derivative liability from variable conversion pricing during the year ended December 31, 2014.  At December 31, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $48,145 during the year ended December 31, 2014, resulting in an ending derivative liability balance of $31,883.

Subsequent to December 31, 2014, the debtor elected to convert $15,000 of convertible debt principal into 1,775,148 shares of common stock with an aggregate fair value of $71,006 which is the market trading price at date of conversion.

(b) $100,000 May 8, 2014 JSJ Investments Convertible Note

On May 8, 2014, the Company issued a 12% convertible note in exchange for cash received of $100,000.  The Company must pay 12% interest per annum on the unpaid principal balance, and the principal balance was due on November 8, 2014.  Upon maturity date, the note has a cash redemption premium of 130% of the principal amount.  The note may be converted to stock at a conversion price equal to 45% discount to the average of the three lowest trades on the previous ten trading days to the date of conversion.

The Company recorded a derivative liability of $129,359 from the variable conversion pricing of the convertible note and recorded accretion expense of $129,359 relating to the derivative liability from variable conversion pricing during the year ended December 31, 2014. As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the statement of operations of $28,333 for the year ending December 31, 2014.  At December 31, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $128,978, during the year ended December 31, 2014, resulting in an ending derivative liability balance of $381.

During the three months ended December 31, 2014, the debtor elected to convert $50,000 in convertible debt principal into 568,064 shares of common stock with an aggregate fair value of $96,571, representing the fair value of the derivative liabilities and the amortized cost of convertible debt settled was included as additional paid-in capital. During the year ended December 31, 2014, the Company recorded a loss of $46,571 on the excess of fair value of stock issued over the converted principal amount.  As at December 31, 2014, the stock has not been issued, and the conversion value of $50,000 has been recorded to stock issuance liability.  At December 31, 2014, the convertible note principal and interest balance is $57,118.

(c) $1,105,000 June 4, 2014 Typenex Convertible Note

On June 4, 2014, the Company issued a 10% secured convertible promissory note in the principal amount of $1,105,000. The Company must pay 10% interest per annum on the unpaid principal balance which is due November 4, 2015.  The purchase price for the note is $1,000,000, computed as $1,105,000 original principal balance, less the original issue discount (“OID”) of $100,000, less the transaction cost of $5,000.  On the closing date, the investor shall pay the purchase price to the Company by delivering the following at closing:

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

The conversion price for each lender conversion shall be $1.65.  Lender has the right at any time after the purchase price date to convert all or any part of the outstanding balance into shares of common stock. During the year ended December 31, 2014, the Company received the first tranche of $170,000 less transaction cost.

As the conversion price at the date of issuance of the note was less than the Company’s market trading price of $2.04 on June 4, 2014, the Company recorded a beneficial conversion feature of $41,212 against additional paid-in capital and recorded accretion expense of $16,453 for the year ended December 31, 2014.

During the three months ended December 31, 2014, the debtor elected to convert $30,000 in convertible debt principal into 807,168 shares of common stock with an aggregate fair value of $64,573, representing the fair value of the derivative liabilities and the amortized cost of convertible debt settled was included as additional paid-in capital.  During the year ended December 31, 2014, the Company recorded a loss of $34,573 on the excess of fair value of stock issued over the converted principal amount.  As at December 31, 2014, the stock has not been issued, and the conversion value of $30,000 has been recorded to stock issuance liability. At December 31, 2014, the convertible note principal and interest balance is $159,675.

(d) $1,500,000 June 25, 2014 Himmil Convertible Note

On June 25, 2014, the Company entered into a Securities Purchase Agreement (the “Agreement”) with a single accredited investor (the “Investor”) in a private placement pursuant to which the Investor purchased a 5% Convertible Note with a face amount of $1,500,000 for a purchase price of $1,000,000  (the “Note”).  The Note bears interest at a rate of 5% per annum and is payable one year after the date of the issuance.  The Company may pay interest due either in cash or, at its option, through freely tradable stock.  The Note will be convertible at the option of the Investor at any time into shares of the Company’s common stock at a conversion price equal to the less of (i) $1.90 and (ii) 70% (60% in the event of default) of the average of the two lowest volume-weighted-average-price of the Common Stock during the 12 consecutive trading days immediately preceding the applicable conversion date.  All or part of the then remaining principal amount of the Note may be prepaid at any time at a price equal to 125% of the sum of the remaining principal amount of the Note to be prepaid plus all accrued and unpaid interest thereon.  The principal amount of the Note will be reduced by $500,000 if the shares of Common Stock underlying the Note are registered for public resale pursuant to an effective registration statement by August 24, 2014.  As at December 31, 2014, the carrying amount of this Convertible Note is $808,043, net of a $500,000 original issuer discount.

At September 1, 2014, due to the issuance of a separate convertible note which violates the Agreement, the interest rate on the Convertible Note increased from 5% to 18%.

In connection with the Agreement, the Investor received a warrant to purchase 297,832 shares of common stock, exercisable for a period of 5 years from the date of issuance at exercise price of $2.15, subject to adjustment.  If a registration statement is not effective for the resale by the Holder of all of the Warrant Shares, the Investor may exercise the warrant on a “cashless” basis. The conversion price of the Note and the exercise price of the Warrant are subject to “full ratchet” anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  During the year ended December 31, 2014, the Company recorded $195,927 as a derivative liability on the issuance of these warrants.  At December 31, 2014, the derivative liability from the issuance of warrants was revalued, resulting in a gain on revaluation of derivative liability of $195,927.  During the year ended December 31, 2014, the Company recorded accretion expense of $101,453 on the derivative liability of these warrants.  At December 31, 2014, the convertible note principal and interest balance is $1,603,476.

The Company recorded a derivative liability of $1,164,745 from the variable conversion pricing of the convertible note and recorded accretion expense of $603,114 relating to the derivative liability from variable conversion pricing during the year ended December 31, 2014.  As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the profit and loss of $360,672 for the year ending December 31, 2014.  At December 31, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $1,099,709, resulting in an ending derivative liability balance at December 31, 2014 of $261,209.

Subsequent to December 31, 2014, the debtor elected to convert $221,122 in convertible debt principal into 27,822,391 shares of common stock with an aggregate fair value of $503,352 which is the market trading price at respective dates of conversion.

(e) $83,500 September 1, 2014 KBM Worldwide Convertible Note

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

The Company recorded a derivative liability of $85,871 from the variable conversion pricing of the convertible note and recorded accretion expense of $39,211 relating to the derivative liability from variable conversion pricing during the year ended December 31, 2014.  As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the profit and loss of $4,967 for the year ended December 31, 2014.  At December 31, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $76,440 during the year ended December 31, 2014, resulting in an ending derivative liability balance of $9,431. At December 31, 2014, the convertible note principal and interest balance is $87,362.

(f) $82,688 September 12, 2014 LG Capital Convertible Note

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

The Company recorded a derivative liability of $68,933 from the variable conversion pricing of the convertible note and recorded accretion expense of $21,175 relating to the derivative liability from variable conversion pricing during the year ended December 31, 2014.  At December 31, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $59,964 during the year ended December 31, 2014, resulting in an ending derivative liability balance of $8,969. At December 31, 2014, the convertible note principal and interest balance is $86,185.

(g)                      $4,450,000 October 1, 2014 Convertible Notes

On October 1, 2014, the Company issued convertible notes to various debtors in the principal amount of $4,450,000 in consideration of consulting expenses from the debtors.  The note matures on April 1, 2015 and bears 10% interest per annum.  At the option of the holder after 180 days, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is 50% of the average of the lowest closing bid price for twenty prior trading days. Interest shall be payable in common stock. At December 31, 2014, the convertible note principal and interest balance is $4,560,945.

(h) $75,000 November 25, 2014 Tangiers Convertible Note

On November 25, 2014, the Company issued a convertible note in the principal amount of $220,000.  The initial amount received by the Company was $75,000, with an additional $7,500 of the financing retained by the debtor through an original issuer discount.  The debtor has the option to finance additional amounts up to the balance of $220,000 until May 25, 2015.  The note matures on November 25, 2015 and bears 10% interest per annum.  The note contains a 5% original issue discount such that the purchase price is $78,750. At the option of the holder, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is 58% of the lowest closing bid prices for ten prior trading days.

The Company recorded a derivative liability of $78,148 from the variable conversion pricing of the convertible note and recorded accretion expense of $4,926 relating to the derivative liability from variable conversion pricing during the year ended December 31, 2014. As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the statement of operations of $14,596 for the year ending December 31, 2014.  At December 31, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $52,651 during the year ended December 31, 2014, resulting in an ending derivative liability balance of $25,497. At December 31, 2014, the convertible note principal and interest balance is $84,966.

(i) $43,000 November 26, 2014 KBM Worldwide Convertible Note

On November 26, 2014, the Company issued a convertible note in the principal amount of $43,000.  The note matures on August 28, 2015 and bears 8% interest per annum.  At the option of the holder, beginning May 13, 2015, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is 42% of the lowest three closing bid prices for ten prior trading days.

The Company recorded a derivative liability of $61,303 from the variable conversion pricing of the convertible note and recorded accretion expense of $2,173 relating to the derivative liability from variable conversion pricing during the year ended December 31, 2014.  As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the statement of operations of $26,621 for the year ending December 31, 2014. At December 31, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $37,487 during the year ended December 31, 2014, resulting in an ending derivative liability balance of $23,816. At December 31, 2014, the convertible note principal and interest balance is $44,178.

The carrying value of convertible debentures are as follows:
	2014	2013

Balance of convertible debentures, beginning of year	$-	$-
Proceeds from new convertible debt tranches	1,727,000	-
Convertible debt issued on consulting fees	4,450,000	-
Derivative liability of variable conversion price	(1,794,105)	-
Derivative liability of warrants	(195,927)	-
Excess of derivative liability of conversion price on principal amount	436,215	-
Interest accrued on principal	239,434	-
Accretion of derivative liability of conversion price	1,032,636	-
Conversion of convertible debt	(145,315)	-
Balance of convertible debentures, end of year	$5,749,937	$-

The fair value of derivative liabilities are as follows:
	2014	2013

Fair value of derivative liabilities, beginning of year	$-	$-
Fair value of derivative liability at inception of new tranches	1,752,893	-
Fair value of derivative liability of warrants	195,928	-
Gain of revaluation of derivative liability	(1,559,423)	-
Fair value of derivative liabilities, end of year	$389,397	$-

(j) $200,000 CDN October 1, 2014 Demand Promissory Note

On October 1, 2014, the Company received CDN $200,000 (US $171,323) pursuant to a demand promissory note agreement.  The note bears interest at 12% per annum, calculated yearly and is due and payable in full on demand.  Interest is due and payable annually on the first day of January of each year and must be paid no later than September 30, 2015.

NOTE 8 SUBSCRIPTION AGREEMENT

Under the Amendment to the Subscription Agreement that was entered into on April 29, 2014, the Company agreed to acquire a 51% interest in International Herbs Medical Marijuana Ltd. (“IHMML”), a company that is applying to obtain licensed producer status from Health Canada.
On July 25, 2014, the Company and CanaLeaf entered into a non-binding letter of intent with Zenabis Limited Partnership (“Zenabis”) and IHMML. In September 2014, the Company announced that due to structuring and regulatory issues, the prospects for consummating this restructuring are uncertain and that although the Company will continue to monitor this situation, the Company was turning to focus on other potential opportunities.  As such, no assurances can be given that the transactions described in such non-binding letter of intent will be effectuated, and the Company is focusing on other operational activities at this time.

NOTE 9 PROPERTY

On December 2, 2014, the Company signed an agreement to acquire a 67,000 square foot facility in Phoenix, Arizona which the company plans to lease as a marijuana growing and warehouse facility to licensed growers.  The industrial building sits on 2.55 acres of industrial zoned land. The anticipated final purchase price for the property is $2,340,310 and a closing is planned during the first half of 2015 pending, among other closing conditions, a variance to zone the building for the cultivation of marijuana. The acquisition of this property will launch Medican’s real estate and leasing services business under which the company would lease real estate that is outfitted with turnkey solutions for legally compliant growing facilities to licensed growers.

NOTE 10 INCOME TAXES

The provision for income taxes consists of the following:

	2014	2013
Current tax	$-	$-
Deferred tax benefit	(19,217,294)	(127,993)
Benefits of operating loss carryforwards	19,217,294	127,993
Provision for income tax	$-	$-

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of December 31, 2014:

	NOL Balance	Tax	Rate
Net operating loss	$10,266,101	$3,490,474	34%
Related party interest accrual	9,407	3,198	34%
Warrants issued as compensation	4,155,467	1,412,859	34%
Stock compensation expense	199,400	67,796	34%
Stock issued for services	42,702,687	14,518,914	34%
Other items	271,377	92,268	34%
Valuation allowance		(19,585,509)
Deferred tax asset, December 31, 2014		$-

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of December 31, 2013:

	NOL Balance	Tax	Rate
Net operating loss	$1,073,579	$365,017	34%
Related party interest accrual	9,407	3,198	34%
Valuation allowance		(368,215)
Deferred tax asset, December 31, 2013		$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.  The valuation allowance has increased by $16,998,435, from the prior year balance of $368,215, as of December 31, 2013.

The Company has the following operating loss carry forwards available at December 31, 2014:

Operating Losses Expires	Amount
2020	$38,250
2021	12,382
2022	17,151
2023	14,274
2024	529,784
2025	32,564
2026	6,488
2027	7,905
2028	14,696
2029	6,905
2030	8,636
2031	8,035
2032	9,467
2033	367,042
2034	49,192,522
Total	$10,266,101

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2014	2013
Expected tax provision	$19,217,294	$(127,993)
Effect of:
Increase in valuation allowance	(19,217,294)	127,993
Actual tax provision	$-	$-

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

The Company has filed income tax returns in the U.S.  All years prior to 2011 are closed by expiration of the statute of limitations.  The tax year ended December 31, 2011, will close by expiration of the statute of limitations on April 15, 2015.  The years ended December 31, 2012, 2013 and 2014 are open for examination.

NOTE 11 SUBSEQUENT EVENTS

On January 14, 2015, the Company issued a convertible note in the principal amount of $54,000 to KBM Worldwide.  The note matures on October 16, 2015 and bears 8% interest per annum.  At the option of the holder, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is 58% of the lowest three closing bid prices for ten prior trading days.

On January 16, 2015, the Company issued a convertible note in the principal amount of $100,000 to RDW Capital.  The holder will pay $45,000 upon execution (received) and $45,000 once the 14C is effective. The note matures on July 16, 2015 and bears 10% interest per annum.  At the option of the holder, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is 35% of the lowest twenty closing bid prices for ten prior trading days.

On January 20, 2015, the Company entered into a purchase agreement to acquire a 7,200 square foot retail and commercial property in Phoenix, Arizona. The property is currently leased through August 2018 to an Arizona state licensed medical marijuana dispensary. Per the purchase agreement, the lease agreement will be assigned to Medican. The rental amount of the current lease is in excess of $200,000 annually, triple net. The lease provides for two five-year tenant renewal options. The lease rate increases at 3 percent per year or CPI, whichever is greater. Total purchase price for the property is $2,250,000, which Medican expects to pay through a combination of mortgage debt and an $850,000 convertible promissory note secured by the property. The property’s value has been appraised at $2,385,000 and was substantiated by an independent appraiser, Kalinowski & Associates.  As per the Amendment No. 2 and 3 to the original agreement, the closing for the purchase of this property is expected to occur on or before May 31, 2015.

On January 30, 2015, the Company issued a convertible note in the principal amount of $66,000 to Black Mountain Equities, Inc.  The note bears an original issue discount of $6,000.  The note matures on January 30, 2016 and bears 10% interest per annum.  At the option of the holder, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is the lesser of $0.03 or 60% of the lowest three closing bid prices for twenty prior trading days.

On February 16, 2015, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation increasing the authorized amount of shares of common stock to 1,000,000,000 shares, par value $0.001 per shares. The Company is also authorized, according to the Definitive Information Statement dated January 26, 2015, to enact a reverse split in an amount up to 1:10 according to the Board of Director’s discretion.

On February 19, 2015, the Company entered into a 10% convertible debenture with RDW Capital, LLC (“RDW”) in the principal amount of $25,000 (the "RDW Note"). The financing on the initial amount closed on March 23, 2015.

The principal due under the RDW Note bears interest at the rate of 10% per annum. Upon an event of default, the outstanding balance shall immediately be due in cash and shall incur a late fee of $1,000 per day. The principal and interest underlying the RDW Note is convertible at any time into common stock, at RDW’s option, and will be equal to 35% of the lowest trading price of the Company’s common stock during the twenty consecutive trading days prior to the date on which RDW (or the then-holder of the RDW) elects to convert all or part of the RDW Note. In connection therewith, the Company agreed to reserve from its authorized and unissued shares at least the number of shares that may be issuable upon conversion of the note once the Company has increased its authorized shares. The Company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of the RDW Note at any time upon seven days’ written notice to RDW.

On March 12, 2015, the Company entered into an 8% convertible promissory note with Vis Vires, Inc. (“Vis Vires”) in the principal amount of $43,000 (the "Vis Vires Note"). The financing on the initial amount closed on March 18, 2015.

The principal due under the Vis Vires Note bears interest at the rate of 8% per annum. Upon an event of default, the outstanding balance shall immediately increase to 150% of the outstanding balance immediately prior to the event of default. The principal and interest underlying the Vis Vires Note is convertible at any time into common stock, at Vis Vires’s option, and will be equal to 58% of the average of the lowest three trading price of the Company’s common stock during the ten consecutive trading days prior to the date on which Vis Vires (or the then-holder of the Vis Vires) elects to convert all or part of the Vis Vires Note. In connection therewith, the Company agreed to reserve from its authorized and unissued shares at least the number of shares that may be issuable upon conversion of the note once the Company has increased its authorized shares. The Company may prepay any portion of the principal amount at between 115% and 145% of such amount along with any accrued interest of the Vis Vires Note at any time upon seven days’ written notice to Vis Vires.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).  Management noted that there were inconsistencies in control over common stock issuances as well as late adjusting journal entries required.  In order to resolve control over common stock and treasury, we seek to engage another transfer agent to improve control over common stock issuances.  Late adjusting journal entries will be addressed through enhanced communication between CEO, CFO, and consultants. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2014, our internal control over financial reporting requires enhancement but based on implementing the planned control improvements, we seek to continually improve effectiveness of internal control.

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

On February 16, 2015, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation increasing the authorized amount of shares of common stock to 1,000,000,000 shares, par value $0.001 per shares. The Company is also authorized, according to the Definitive Information Statement dated January 26, 2015, to enact a reverse split in an amount up to 1:10 according to the Board of Director’s discretion.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our director and executive officer as of the date of this report:

Name	Age	Positions Held
Kenneth Williams	43	CEO, Director
Michael Thompson	44	Director
Gary Johnson	62	Director
Wayne Hansen	72	CFO

Background and Business Experience

Mr. Kenneth Williams

Mr. Williams, age 43, is a director and the Chief Executive Officer of the Company. He has over eighteen years of work experience in information technology, security and network engineering. Mr. Williams has held various positions as a systems and network engineer and network architect.  From 2004-2011, Mr. Williams worked at the University of Michigan-MBNI Research as a research network specialist.  In 2011, Mr. Williams was appointed as a chief technology officer in the public sector (at Digagogo Ventures Corp.) and later served as the chief executive officer and director. Since 2008, Mr. Williams has been a state-authorized caregiver in the Michigan Medical Marijuana Program.

Mr. Wayne Hansen

Mr. Hansen, age 72, is the Chief Financial Officer of the Company. Mr. Hansen has an extensive history of corporate financial management. Mr. Hansen is President of Caulfield Capital Management Inc. and has served in that capacity since 1997. He was formerly a Managing Partner of Asia Liaison and Practice Partner of BDO Dunwoody.

The Honorable Gary Johnson

Mr. Johnson, age 62, is the former two-term Republican governor of New Mexico. Raised in North Dakota and then New Mexico, Mr. Johnson graduated from the University of New Mexico in 1975. Mr. Johnson started a construction business in 1974, which grew into a multi-million dollar enterprise in the decades since. Mr. Johnson won the governorship of New Mexico in 1994 as an upstart Republican candidate, making a name for himself over the course of his time in office as a libertarian-minded conservative. Mr. Johnson has been active in libertarian causes, including marijuana legalization, since leaving office. Mr. Johnson was the Libertarian party's nominee for president in 2012. Mr. Johnson is an accomplished athlete competing in cycling and skiing and has climbed the highest mountain on 6 of the 7 continents. In 2003, Mr. Johnson summited Mount Everest.

Mr. Michael Thompson

Mr. Thompson, age 44, received a BS in Psychology and Sociology from the University of Oregon and a Masters in Marriage and Family Therapy.  From 2009 - 2013, Mr. Thompson worked in the pharmaceutical industry as a sales representative for Amgen, Inc.  He left that position in 2013 to focus his efforts on alternate projects.  He has started and operates a retail and wholesale electronic cigarette company.  Mr. Thompson has been involved in the medical marijuana industry as a licensed provider since early 2012.  He has several years of hands-on cultivation experience, which include indoor, outdoor and advance hydroponic production.  He also has in-depth knowledge and experience on the processing of the cannabis flower and by-products into a variety of marketable products.  Mr. Thompson has been involved in efforts to legalize cannabis both for medicinal and recreational purposes.  As a part of those efforts, he has gained a broad understanding of the changing laws regarding medical marijuana.  Currently, he is heading a group designed to capitalize on mainstreaming the industry in areas where recreational use of marijuana has been legalized.  The goal of that endeavor is to provide an upscale retail experience for a broad range of customers.  Mr. Thompson brings his expertise from both a production and retail perspective to the Board.

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

We do not have an audit committee of our board of directors.  We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any significant profitability to date. In addition, we currently do not have a nominating, or a compensation committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our director does not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by our board of directors.

Compensation Committee

We do not have a Compensation Committee of our board of directors.

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

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Kenneth Williams	2013	$0	$0	$4,200	$0	$0	$4,200
Michael Thompson	2013	$0	$0	$4,200	$0	$0	$4,200
Wayne Hansen	2013	$5,000	$0	$0	$0	$0	$5,000
Gary Johnson	2014	$0	$0	$38,890	$0	$0	$38,890
Kenneth Williams	2014	$0	$0	$157,100	$0	$0	$157,100
Michael Thompson	2014	$0	$0	$38,170	$0	$0	$38,170
Wayne Hansen	2014	$93,925	$0	$0	$0	$0	$93,925

Gary Johnson, Kenneth Williams and Michael Thompson received 110,000, 100,000, and 30,000 shares of common stock during the year ended December 31, 2014, respectively, for their services as directors of the Company. Each of Kenneth Williams and Michael Thompson received 10,000 shares of common stock on October 4, 2013 for their services as directors of the Company.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of April 7, 2015.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 447,063,367 shares of common stock outstanding at that date.

Beneficial Owners

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Green Grow, LLC 1919 N Woodruff Mesa, AZ 85207	27,000,000	6.039%
Common Stock	Jade Mercantile 1919 N Woodruff Mesa, AZ 85207	27,205,281	6.085%
Common	Kenneth Williams	15,508,523	3.469%
	CEO, Director
	885 Cliffs Dr #304
	Ypsilanti, MI 48198

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Kenneth Williams	15,508,253	3.469%
	CEO, Director
	885 Cliffs Dr #304
	Ypsilanti, MI 48198
Common	Wayne Hansen	3,200,000	0.716%
	CFO
	565 Hawthorne Rise
	Parksville, BC V9P 2KE Canada
Common	Gary Johnson	1,028,878	0.230%
	Director
	PO Box 1858
	El Prado, NM 87529
Common	Michael Thompson	30,000	0.007%
	4906 S. Lincoln Way
	Spokane, WA 99224
Common	All Officers and directors as a group (three)	19,767,131	4.422%

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

Changes in Control

Some of our convertible debtholders could convert their debt into enough shares to result in a change of control, although the agreements with the convertible debtholders have provisions that limit the beneficial ownership limitations of these lenders. There are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

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

Description of Securities

Common Stock

We are authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. All of the issued and outstanding shares of our common stock are duly authorized, validly issued, fully paid and non-assessable. To the extent that additional shares of our common stock are issued, the relative interests of existing stockholders will be diluted.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share. None of these shares are designated, issued or outstanding.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2014 and 2013:

Fee Category	2014	2013
Audit Fees	$18,319	$13,319
Audit-related Fee	$1,400	$1400
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$19,719	$14,719

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)                      Financial Statements.  See the audited financial statements for the year ended December 31, 2014 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)              Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Identification of Exhibit
3.1	Restated Articles of Incorporation(3)
3.2	Bylaws(1)
3.3	Amended Articles of Incorporation*
10.1	Securities Purchase Agreement dated March 31, 2014
10.2	Securities Purchase Agreement dated March 31, 2014
10.3	Convertible Note Agreement dated May 8, 2014
10.4	Secured Convertible Promissory Note dated June 4, 2014
10.5	Securities Purchase Agreement dated June 4, 2014
10.6	Convertible Promissory Note dated September 17, 2014
10.7	Convertible Redeemable Note dated September 12, 2014
10.8	Demand Promissory Note dated October 1, 2014
10.9	Convertible Promissory Note dated November 25, 2014
10.10	Convertible Debentures dated October 1, 2014
10.11	Convertible Promissory Note dated November 17, 2014
10.12	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate
10.13	Purchase Contract dated January 15, 2015
10.14	Certificate of Amendment to Increase Authorized Shares dated February 16, 2015
14.1	Code of Ethics(2)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

MEDICAN ENTERPRISES, INC

Date:	April 15, 2015	By:	/s/Kenneth Williams
Kenneth Williams, CEO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 15, 2015	By:	/s/Kenneth Williams
Kenneth Williams, CEO, and Director

Date:	April 15, 2015	By:	/s/Wayne Hansen
Wayne Hansen, Chief Financial Officer

Date:	April 15, 2015	By:	/s/Gary Johnson
Gary Johnson, Director

Date:	April 15, 2015	By:	/s/Michael Thompson
Michael Thompson, Director