Form 10-Q
period 2015-03-31
MEDICAN ENTERPRISES, INC.
filed 2015-05-20
CIK 847015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes [ ] No [X]

The number of shares of Common Stock, $0.01 par value, outstanding on May 20, 2015 was 134,799,661.

MEDICAN ENTERPRISES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements.
MEDICAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014
(Unaudited)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current asset:
Cash	$9,398	$79,624
Prepaid deposit	64,250	33,000
Total current assets	73,648	112,624

Total assets	$73,648	$112,624

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,964,988	$1,954,488
Convertible notes payable (net of discount of $654,438)	7,603,402	5,749,937
Promissory note	166,605	176,057
Stock issuance liability	2,822	145,578
Total current liabilities	9,737,817	8,026,060
Derivative liability	104,369,996	389,397
Total liabilities	114,107,813	8,415,457

Stockholders’ Deficit:
Preferred stock – 5,000,000 shares authorized, $.01 par value; 0 shares issued and outstanding	-	-
Common stock – 1,000,000,000 shares authorized, $.01 par value; 47,214,231 shares issued and outstanding as of March 31, 2015 and 4,876,926 as of December 31, 2014 (1)	450,627	48,769
Additional paid-in capital	51,754,687	49,224,550
Accumulated deficit	(166,239,479)	(57,576,152)
Total stockholders' deficit	(114,034,165)	(8,302,833)
Total liabilities and stockholders' deficit	$73,648	$112,624

(1) All common stock amounts and per share amounts in these financial statements reflect the 1-for-10 reverse stock split of the issued and outstanding shares of common stock of the Company, effective April 20, 2015, including retroactive adjustment of common shares amounts. See note 3.

See accompanying notes to unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

REVENUE	$-	$-

OPERATING EXPENSES

Professional Services
Consulting	1,714,757	5,889,272
Legal	47,573	1,072,000
Management	13,939	14,750,000
Consulting and media relations	-	8,250,000
Stock Compensation	1,244,797	68,400
Selling, General & Administrative	2,450,988	365,435

Total Operating Expenses	5,472,054	30,395,107

Loss From Operations	(5,472,054)	(30,395,107)
OTHER INCOME (EXPENSE):

Loss on revaluation of derivative liability	(100,812,140)	-

Loss on excess derivative liability over note principal	(2,388,055)	-
NET LOSS	$(108,672,249)	$(30,395,107)

Currency translation adjustment	8,922	(568)

COMPREHENSIVE LOSS	$(108,663,327)	$(30,395,675)

NET LOSS PER BASIC AND DILUTED SHARES	$(6.58)	$(10.43)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,504,091	2,913,591

See accompanying notes to unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Operating Activities:
Comprehensive loss	$(108,663,327)	$(30,395,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued as compensation	1,244,257	422,695
Stock compensation expenses	540	68,400
Loss on revaluation of derivative liabilities	100,812,140	-
Convertible debt issued on consulting fees	1,000,000	-
Loss on excess of derivative liability over note principal	2,388,055	-
Interest and accretion	2,392,373	-
Stock issued for services:
Consulting	468,000	5,090,300
Management	-	14,750,000
Legal	9,015	1,072,000
Consulting and media relations	-	8,250,000
Change in operating assets and liabilities:
Other receivables	-	(294,500)
Accounts payable	10,500	565,780
Payables to related parties	-	133,330
Prepaid expense	(31,250)	-
Net cash used in operating activities:	(369,697)	(337,670)
Financing Activities:
Convertible notes	314,839	-
Subscription agreements	-	567,425
Net cash provided by financing activities:	314,839	567,425
Net change in cash in period	(54,858)	229,755
Effect of foreign exchange	(15,368)	-
Cash, beginning of period	79,624	-
Cash, end of period	$9,398	$229,755
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Capital stock issued to settle related party debt	$-	$43,904

See accompanying notes to unaudited condensed consolidated financial statements.

MEDICAN ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The unaudited consolidated financial statements of the Company include the accounts of Medican Enterprises, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of March 31, 2015, no income tax expense had been incurred or accrued.

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

(f)  Net Loss Per Common Share

Basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same.  All per share calculations reflect the effects of the reverse stock split effected in April 2015.

(g) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of March 31, 2015.

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

(l) Stock Based Compensation

Shares were issued to various directors as compensation for services rendered. During the three months ended March 31, 2015, 9,000 common shares were issued at a value of $540.

During the year ended December 31, 2014, the Company issued 323,000 warrants in connection with the share issuances and subscriptions that occurred during the period. The fair value of these warrants was determined to be $6,643,981. All warrants have a term that extends from the date of issuance through June 30, 2015. Accrual of expenses related to these warrants during the three months ended March 31, 2015 amounted to $1,244,257.   During the year ended December 31, 2014, the Company also granted 29,783 warrants in connection with convertible note financing and recorded a derivative liability and corresponding debt discount on the convertible note financing in the amount of $195,927. At March 31, 2015, the fair value of the derivative liability had decreased to $0.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has an accumulated deficit of $166,239,479 as of March 31, 2015, and has had negative cash flows from operating activities through March 31, 2015 as well as very limited cash resources as of March 31, 2015.  The loss was primarily due to consulting and legal fees and stock compensation relating to warrants issued in the prior year.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management plans to continue to seek to build the foundations of its medical and recreational marijuana businesses, but it may be unable to do for a number of reasons, including the inability to reach final agreements with its partners and the inability to raise sufficient funds to commence and operate its business.

NOTE 3 EQUITY

On February 16, 2015, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation increasing the authorized amount of shares of common stock to 1,000,000,000 shares, par value $0.01 per shares. The Company is also authorized, according to the Definitive Information Statement dated January 26, 2015, to enact a reverse split in an amount up to 1:10 according to the Board of Director’s discretion.  Subsequent to March 31, 2015, the Company effected the 1 for 10 reverse stock split.

During the three months ended March 31, 2015, the Company:

i.  Issued 9,000 common shares valued at $540 to officers and employees and recorded stock compensation expense at the market value of shares at the date of issuance.
ii.  Issued to various consultants 10,850,000 common shares valued at $468,000, as payment for consulting services.  Shares were valued as of their respective issuance dates throughout the period.
iii.  Issued 150,251 common shares valued at $9,015 as payment for legal services. Shares were valued as of their respective issuance dates throughout the period.
iv.  Issued 28,937,557 common shares valued at $603,978 pursuant to conversion of convertible notes outstanding. Shares were valued as of their respective issuance dates throughout the period.

During the year ended December 31, 2014, the Company issued 323,000 warrants issued in connection with the share issuances and subscriptions that occurred during the period. The fair value of these warrants was determined to be $6,643,981, which is calculated using the Black-Scholes method and the following assumptions: volatility 120-128%, risk-free rate 0.2%-0.3%, 0% dividends. All warrants have a term that extends from the date of issuance through June 30, 2015. As at March 31, 2015, accrual of expenses related to these warrants during the year amounted to $5,399,724.

A summary of the warrants issued as of March 31, 2015 is as follows:
	Number	Weighted Average Exercise Price
Outstanding at December 31, 2014	512,774	$-
Issued	-	7.00
Exercised	-	-
Outstanding and exercisable at March 31, 2015	512,774	$7.00

NOTE 4 CASH AND CASH EQUIVALENT

As of March 31, 2015, total cash balances amounted to $9,398. Of this amount, $4,060 is held in a bank account denominated in Canadian dollars. Because the reporting company reports all balances in US Dollars, transactions over the course of the period which were denominated in Canadian dollars were adjusted as of March 31, 2015 to reflect their value in US Dollars. The effect of this is a foreign currency translation adjustment of $8,922 on the Statement of Operations.

NOTE 5 NOTES PAYABLE

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

During the year ending December 31, 2014, the Company recorded a derivative liability of $84,506 from the variable conversion pricing of the convertible note and recorded accretion expense of $84,506 relating to the derivative liability from variable conversion pricing.  At December 31, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $56,295 during the year ended December 31, 2014, resulting in an ending derivative liability balance of $28,211.

During the year ended December 31, 2014, the debtors elected to convert $65,321 in convertible debt principal and interest into 118,929 shares of common stock with an aggregate fair value of $91,960, representing the fair value of the derivative liabilities and the amortized cost of convertible debt settled was included as additional paid-in capital.  During the year ended December 31, 2014, the Company recorded a loss of $26,639 on the excess of fair value of stock issued over the converted principal amount.  As at December 31, 2014, the stock has not been issued, and the conversion value of $65,321 has been recorded to stock issuance liability.  During the period ending March 31, 2015, the stock was issued and the stock issuance liability, except for $2,822 was reversed.

During the three months ended March 31, 2015, the debtors elected to convert $21,909 in convertible debt principal and interest into 350,733 shares of common stock with an aggregate fair value of $24,988, representing the fair value of the derivative liabilities and the amortized cost of convertible debt settled was included as additional paid-in capital.  During the three months ended March 31, 2015, the Company reduced the value of derivative liabilities by $15,885 pursuant to conversion of this convertible debt.

At March 31, 2015, the convertible note principal and interest balances are $27,975.

The back-end notes entered into on March 31, 2014, with face values of $57,500 each was funded and the Company received the funds on October 22, 2014 and December 11, 2014. The Company issued two convertible notes in the principal amounts of $57,500 each. The note matured on March 31, 2015, are 8% per annum convertible notes and each includes a 5% original issue discount such that the total proceeds to the Company from issuance of the note is $55,000 and the purchase price for each note is $55,000.  The back-end notes were also amended such that the conversion price for each share is 65% of the lowest closing bid price for twenty prior trading days.  At the option of the holder after 180 days, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  Interest shall be paid by the Company in common stock.

During the three months ended March 31, 2015, the debtors elected to convert $50,786 of convertible debt principal and interest into 2,199,991 shares of common stock with an aggregate fair value of $150,613 which is the market trading price at date of conversion. During the three months ended March 31, 2015, the Company reduced the value of derivative liabilities by $35,161 pursuant to conversion of this convertible debt.

During the year ended December 31, 2014, the Company recorded a derivative liability of $80,028 from the variable conversion pricing of the convertible note and recorded accretion expense of $14,543 relating to the derivative liability from variable conversion pricing.  During the three months ended March 31, 2015, the Company recorded accretion expense of $49,762 relating to the derivative liability from variable conversion pricing.  At March 31, 2015, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $875,867 during the three months ended March 31, 2015, resulting in an ending derivative liability balance of $884,916.

At March 31, 2015, the back-end convertible note principal and interest balances are $56,929.

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

During the year ending December 31, 2014, the Company recorded a derivative liability of $129,359 from the variable conversion pricing of the convertible note and recorded accretion expense of $129,359 relating to the derivative liability from variable conversion pricing.  As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the statement of operations of $29,359 for the year ending December 31, 2014.  At December 31, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $128,978, during the year ended December 31, 2014, resulting in an ending derivative liability balance of $381. At March 31, 2015, as the note is fully converted, the derivative liability from variable conversion pricing was written off and the Company recorded a gain on revaluation of $381 during the three months ended March 31, 2015.

During the three months ended December 31, 2014, the debtor elected to convert $50,000 in convertible debt principal into 56,806 shares of common stock with an aggregate fair value of $96,571, representing the fair value of the derivative liabilities and the amortized cost of convertible debt settled was included as additional paid-in capital. During the year ended December 31, 2014, the Company recorded a loss of $46,571 on the excess of fair value of stock issued over the converted principal amount.

During the three months ended March 31, 2015, the debtor elected to convert the remaining principal and interest balance of $57,803 into 1,710,805 shares of common stock with an aggregate fair value of $123,782, representing the fair value of the derivative liabilities and the amortized cost of convertible debt settled was included as additional paid-in capital. During the three months ended March 31, 2015, the Company reduced the value of derivative liabilities by $69,641 pursuant to conversion of this convertible debt.

(c)           $1,105,000 June 4, 2014 Typenex Convertible Note

On June 4, 2014, the Company issued a 10% secured convertible promissory note in the principal amount of $1,105,000. The Company must pay 10% interest per annum on the unpaid principal balance which is due November 4, 2015.  The purchase price for the note is $1,000,000, computed as $1,105,000 original principal balance, less the original issue discount (“OID”) of $100,000, less the transaction cost of $5,000.  On the closing date, the investor shall pay the purchase price to the Company by delivering the following at closing:

i)	The initial cash purchase price of $170,000 and $15,000 of the OID (received)
ii)	Secured investor note #1 in the principal amount of $85,000 and $8,500 of the OID (received)
iii)	Secured investor note #2 in the principal amount of $85,000 and $8,500 of the OID
iv)	Secured investor note #3 in the principal amount of $85,000 and $8,500 of the OID
v)	Secured investor note #4 in the principal amount of $85,000 and $8,500 of the OID
vi)	Investor note #5 in the principal amount of $85,000 and $8,500 of the OID
vii)	Investor note #6 in the principal amount of $85,000 and $8,500 of the OID
viii)	Investor note #7 in the principal amount of $85,000 and $8,500 of the OID
ix)	Investor note #8 in the principal amount of $85,000 and $8,500 of the OID
x)	Investor note #9 in the principal amount of $85,000 and $8,500 of the OID
xi)	Investor note #10 in the principal amount of $85,000 and $8,500 of the OID

The conversion price for each lender conversion shall be $16.50.  Lender has the right at any time after the purchase price date to convert all or any part of the outstanding balance into shares of common stock. During the year ended December 31, 2014, the Company received the first tranche of $170,000 less transaction cost. During the three months ended March 31, 2015, the Company received the second tranche of $93,500 less OID.

As the conversion price at the date of issuance of the first tranche of the note was less than the Company’s market trading price of $20.40 on June 4, 2014, the Company recorded a beneficial conversion feature of $41,212 against additional paid-in capital and recorded accretion expense of $16,453 for the year ended December 31, 2014.

At December 31, 2014, the Company was in default of the loan and the principal amount of the loan was increased by $37,434, and interest on the loans increased to 18%.  On January 7, 2015, the Company agreed to a forbearance and increased the principal balance by $12,740 to $200,000.  During the three months ended March 31, 2015, the debtor assigned $200,000 of principal to RDW Capital.  In February 2015, the principal balance increased by $27,764 due to an instalment and conversion true-up as agreed upon with the debtor.

From its assigned convertible note, RDW Capital fully converted $75,000 of the $200,000 principal balance into 6,221,023 shares of common stock with an aggregate fair value of $318,141, representing the fair value of the derivative liabilities and the amortized cost of convertible debt settled was included as additional paid-in capital.  During the three months ended March 31, 2015, the Company recorded a loss of $243,141 on the excess of fair value of stock issued over the converted principal amount.

During the three months ended December 31, 2014, the debtor elected to convert $30,000 in convertible debt principal into 80,717 shares of common stock with an aggregate fair value of $64,573, representing the fair value of the derivative liabilities and the amortized cost of convertible debt settled was included as additional paid-in capital.  During the year ended December 31, 2014, the Company recorded a loss of $34,573 on the excess of fair value of stock issued over the converted principal amount.

During the three months ended March 31, 2015, the debtor elected to convert $49,625 in convertible debt principal into 3,493,828 shares of common stock with an aggregate fair value of $118,148, representing the fair value of the derivative liabilities and the amortized cost of convertible debt settled was included as additional paid-in capital.  During the three months ended March 31, 2015, the Company recorded a loss of $68,523 on the excess of fair value of stock issued over the converted principal amount.

At March 31, 2015, the convertible note principal and interest balance, including assigned amounts, is $214,333.

(d)           $1,500,000 June 25, 2014 Himmil Convertible Note

On June 25, 2014, the Company entered into a Securities Purchase Agreement (the “Agreement”) with a single accredited investor (the “Investor”) in a private placement pursuant to which the Investor purchased a 5% Convertible Note with a face amount of $1,500,000 for a purchase price of $1,000,000  (the “Note”).  The Note bears interest at a rate of 5% per annum and is payable one year after the date of the issuance.  The Company may pay interest due either in cash or, at its option, through freely tradable stock.  The Note will be convertible at the option of the Investor at any time into shares of the Company’s common stock at a conversion price equal to the less of (i) $19 and (ii) 70% (60% in the event of default) of the average of the two lowest volume-weighted-average-price of the Common Stock during the 12 consecutive trading days immediately preceding the applicable conversion date.  All or part of the then remaining principal amount of the Note may be prepaid at any time at a price equal to 125% of the sum of the remaining principal amount of the Note to be prepaid plus all accrued and unpaid interest thereon.  The principal amount of the Note will be reduced by $500,000 if the shares of Common Stock underlying the Note are registered for public resale pursuant to an effective registration statement by August 24, 2014.  As at December 31, 2014, the carrying amount of this Convertible Note is $852,024, net of a $500,000 original issuer discount.

At September 1, 2014, due to the issuance of a separate convertible note which violates the Agreement, the interest rate on the Convertible Note increased from 5% to 18%.

In connection with the Agreement, the Investor received a warrant to purchase 29,783 shares of common stock, exercisable for a period of 5 years from the date of issuance at exercise price of $21.50, subject to adjustment.  If a registration statement is not effective for the resale by the Holder of all of the Warrant Shares, the Investor may exercise the warrant on a “cashless” basis. The conversion price of the Note and the exercise price of the Warrant are subject to “full ratchet” anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  During the year ended December 31, 2014, the Company recorded $195,927 as a derivative liability on the issuance of these warrants.  At December 31, 2014, the derivative liability from the issuance of warrants was revalued, resulting in a gain on revaluation of derivative liability of $195,927.  During the year ended December 31, 2014, the Company recorded accretion expense of $101,453 on the derivative liability of these warrants.

The Company recorded a derivative liability of $1,164,745 from the variable conversion pricing of the convertible note and recorded accretion expense of $603,114 relating to the derivative liability from variable conversion pricing during the year ended December 31, 2014.  As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the profit and loss of $360,672 for the year ending December 31, 2014.  At December 31, 2014, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $1,099,709.  At March 31, 2015, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $40,779,268, resulting in a derivative liability balance of $41,040,476.

During the three months ended March 31, 2015, the debtor elected to convert $348,854 in convertible debt principal into 14,961,173 shares of common stock with an aggregate fair value of $810,544 which is the market trading price at respective dates of conversion. During the three months ended March 31, 2015, the Company reduced the value of derivative liabilities by $342,760 pursuant to conversion of this convertible debt.

At March 31, 2015, the convertible note principal and interest balance is $1,415,288.

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

During the three months ended March 31, 2015, the Company recorded accretion expense of $27,159 relating to the derivative liability from variable conversion pricing.  At March 31, 2015, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $2,498,543 during the three months ended March 31, 2015, resulting in an ending derivative liability balance of $2,507,974. At March 31, 2015, the convertible note principal and interest balance is $87,362.

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

During the three months ended March 31, 2015, the Company recorded accretion expense of $15,988 relating to the derivative liability from variable conversion pricing.  At March 31, 2015, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $2,389,219 during the three months ended March 31, 2015, resulting in an ending derivative liability balance of $2,398,187.  At March 31, 2015, the convertible note principal and interest balance is $86,185.

(g)   $4,450,000 October 1, 2014 Convertible Notes

On October 1, 2014, the Company issued convertible notes to various debtors in the principal amount of $4,450,000 in consideration of consulting expenses from the debtors.  The note matures on April 1, 2015 and bears 10% interest per annum.  At the option of the holder after 180 days, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is 50% of the average of the lowest closing bid price for twenty prior trading days. Interest shall be payable in common stock. At March 31, 2015, the convertible note principal and interest balance is $4,670,671.

(h)           $200,000 CDN October 1, 2014 Demand Promissory Note

On October 1, 2014, the Company received CDN $200,000 (US $171,323) pursuant to a demand promissory note agreement.  The note bears interest at 12% per annum, calculated yearly and is due and payable in full on demand.  Interest is due and payable annually on the first day of January of each year and must be paid no later than September 30, 2015.

(i)      $75,000 November 25, 2014 Tangiers Convertible Note

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

During the three months ended March 31, 2015, the Company recorded accretion expense of $19,858 relating to the derivative liability from variable conversion pricing.  At March 31, 2015, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $2,149,831 during the three months ended March 31, 2015, resulting in an ending derivative liability balance of $2,175,328.  At March 31, 2015, the convertible note principal and interest balance is $84,966.

(j)      $43,000 November 26, 2014 KBM Worldwide Convertible Note

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

During the three months ended March 31, 2015, the Company recorded accretion expense of $25,692 relating to the derivative liability from variable conversion pricing.  At March 31, 2015, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $1,223,302 during the three months ended March 31, 2015, resulting in an ending derivative liability balance of $1,247,118.  At March 31, 2015, the convertible note principal and interest balance is $44,178.

(k)   $1,000,000 January 1, 2015 Convertible Notes

On January 1, 2015, the Company issued convertible notes to various lenders in the principal amounts of $1,000,000.  The notes mature on July 1, 2015 and bears 10% interest per annum.  At the option of the holders, all or any amount of the principal of the notes then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is 50% of the lowest closing bid price for twenty prior trading days.

The Company recorded a derivative liability of $3,203,760 from the variable conversion pricing of the convertible notes and recorded accretion expense of $1,575,329 relating to the derivative liability from variable conversion pricing during the three months ended March 31, 2015. As the amount of derivative liability was in excess of the principal amount of the notes, the Company recorded a charge on the statement of operations of $2,203,760 for the period ending March 31, 2015.  At March 31, 2015, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $37,797,649 during the three months ended March 31, 2015, resulting in an ending derivative liability balance of $41,001,409. At March 31, 2015, the convertible notes principal and interest balance is $1,024,384.

(l)   $54,000 January 14, 2015 KBM Worldwide Convertible Note

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

The Company recorded a derivative liability of $39,493 from the variable conversion pricing of the convertible note and recorded accretion expense of $10,914 relating to the derivative liability from variable conversion pricing during the three months ended March 31, 2015.  At March 31, 2015, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $1,861,835 during the three months ended March 31, 2015, resulting in an ending derivative liability balance of $1,901,328. At March 31, 2015, the convertible note principal and interest balance is $60,221.

(m)           $100,000 January 16, 2015 RDW Capital Convertible Note

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

The Company recorded a derivative liability of $214,990 from the variable conversion pricing of the convertible note and recorded accretion expense of $87,897 relating to the derivative liability from variable conversion pricing during the three months ended March 31, 2015.  As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the statement of operations of $124,990 for the period ending March 31, 2015. At March 31, 2015, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $5,685,165 during the three months ended March 31, 2015, resulting in an ending derivative liability balance of $5,900,155. At March 31, 2015, the convertible note principal and interest balance is $101,767.

(n)       $66,000 January 30, 2015 Black Mountain Convertible Note

On January 30, 2015, the Company issued a convertible note in the principal amount of $66,000 to Black Mountain Equities, Inc.  The note bears an original issue discount of $6,000.  The note matures on January 30, 2016 and bears 10% interest per annum.  At the option of the holder, all or any amount of the principal of the note then outstanding may be converted into shares of the Company’s common stock.  The conversion price for each share is the lesser of $0.30 or 60% of the lowest three closing bid prices for twenty prior trading days.

The Company recorded a derivative liability of $126,995 from the variable conversion pricing of the convertible note and recorded accretion expense of $20,876 relating to the derivative liability from variable conversion pricing during the three months ended March 31, 2015.  As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the statement of operations of $66,995 for the period ending March 31, 2015. At March 31, 2015, the derivative liability from variable conversion pricing was revalued and the Company recorded a gain on revaluation of $2,117,254 during the three months ended March 31, 2015, resulting in an ending derivative liability balance of $2,244,249. At March 31, 2015, the convertible note principal and interest balance is $67,085.

(o)       $22,500 February 19, 2015 RDW Convertible Note

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

The Company recorded a derivative liability of $46,669 from the variable conversion pricing of the convertible note and recorded accretion expense of $10,314 relating to the derivative liability from variable conversion pricing during the three months ended March 31, 2015.  As the amount of derivative liability was in excess of the principal amount of the note, the Company recorded a charge on the statement of operations of $21,669 for the period ending March 31, 2015.  At March 31, 2015, the derivative liability from variable conversion pricing was revalued and the Company recorded a loss on revaluation of $1,428,382 during the three months ended March 31, 2015, resulting in an ending derivative liability balance of $1,475,051. At March 31, 2015, the convertible note principal and interest balance is $25,274.

(p)       $43,000 March 12, 2015 Vis Vires Convertible Note

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

The carrying value of convertible debentures are as follows:
Three months ending March 31, 2015

Balance of convertible debentures, December 31, 2014	$5,749,937
Proceeds from new convertible debt tranches	1,306,170
Original issue discount	(69,272)
Derivative liability of variable conversion price	(3,631,907)
Reserve defaults	77,940
Excess of derivative liability of conversion price over principal amount	2,388,055
Interest accrued on principal	206,848
Accretion of derivative liability of conversion price	2,179,608
Conversion of convertible debt	(603,978)
Balance of convertible debentures, end of year	$7,603,402

The fair value of derivative liabilities are as follows:
Three months ending March 31, 2015

Fair value of derivative liabilities, December 31, 2014	$389,397
Fair value of derivative liability at inception of new tranches	3,631,906
Reduction of derivative liability upon conversion	(463,448)
Loss of revaluation of derivative liability	100,812,140
Fair value of derivative liabilities, March 31, 2015	$104,369,996

NOTE 6 SUBSCRIPTION AGREEMENT

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

NOTE 7 PROPERTY

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

On January 20, 2015, the Company entered into a purchase agreement to acquire a 7,200 square foot retail and commercial property in Phoenix, Arizona. The property is currently leased through August 2018 to an Arizona state licensed medical marijuana dispensary. Per the purchase agreement, the lease agreement will be assigned to Medican. The rental amount of the current lease is in excess of $200,000 annually, triple net. The lease provides for two five-year tenant renewal options. The lease rate increases at 3 percent per year or CPI, whichever is greater. Total purchase price for the property is $2,250,000, which Medican expects to pay through a combination of mortgage debt and an $850,000 convertible promissory note secured by the property. The property’s value has been appraised at $2,385,000 and was substantiated by an independent appraiser, Kalinowski & Associates.  As per the Amendment No. 2 to the original agreement, the closing for the purchase of this property was expected to occur on or before March 31, 2015. The company continues to negotiate with the vendors of the properties with a view to obtaining extensions and completing the transactions.

NOTE 8 SUBSEQUENT EVENTS

On May 6, 2015, the Company closed on its acquisition of TWYNS, a company that provides branding services for enterprises in the Cannabidiol (CBD) business. The transaction is valued at approximately $1,000,000, all in stock.

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

Plan of Operation

Our plan of operation for the next 12 months is to continue to seek to acquire or establish joint ventures with businesses in the medical and recreational marijuana sector.  To that end, we announced two proposed real estate acquisitions in Arizona that would represent our initial entry into the U.S. market.  In December 2014, we signed an agreement to acquire a 67,000 square foot facility in Phoenix, Arizona.  The Company plans to lease it as a marijuana growing and warehouse facility to licensed growers.  In January 2015, Medican entered into a purchase agreement to acquire a 7,200 square foot retail and commercial property in Phoenix, Arizona. The property is currently leased through August 2018 to an Arizona state licensed medical marijuana dispensary. We are actively seeking similar and other business opportunities in the marijuana sector, including operating businesses such as Future Harvest and TWYNS and the possibility of acquiring real estate which we can then lease to licensed growers in jurisdictions where such activities are permissible.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Selling, General and Administrative expenses were $2,450,988 for the March 31, 2015 period, compared to $365,435 for the March 31, 2014 period.  This change in selling, general and administrative expenses for the three months ended March 31, 2015 was primarily due to accretion expense of $2,179,608 in relation to the outstanding convertible notes. The Company had a net loss of $108,672,249 for the March 31, 2015 period compared to a net loss of $30,395,107 for the March 31, 2014 period.  The increase in net loss for the period ending March 31, 2015 is primarily due to the loss on revaluation of derivative liability on variable conversion pricing of convertible debt.  In the weeks leading up to the period end date, the Company’s market stock prices were low relative to the period end market price.  This change in stock price led to a higher than typical value of derivative liabilities since the calculated conversion prices at period end were low.  The value of derivative liabilities were higher than usual, leading to a significant charge of $100,812,140 to the statement of operations.

We issued 110,092,510 common shares pursuant to directors’ compensation, consulting and legal services, valued at $477,555 during the three months ended March 31, 2015.  In the three months ended March 31, 2014, we issued 1,070,000 shares as payment for consulting, management and legal services, valued at $29,162,300.

Liquidity and Capital Requirements

On March 31, 2015, we had $9,398 in cash, as compared to $229,755 cash or cash equivalents on hand on March 31, 2014.  During the period ending March 31, 2015, the Company received $314,839 in convertible debt proceeds (2014 - $0).  During the three months ending March 31, 2014, the Company received gross proceeds of $1,055,735 pursuant to private placement.

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

Item 1a. Risk Factors.

No material change since the filing of the 10-K on April 15, 2014 for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds.

These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Name	Service	Date	Number of Shares Issued	Certificate Number
BCB Capital LLC	Consulting	February 13, 2015	30,000	937
Brunson, Chandler & Jones, PLLC	Legal	February 24, 2015	15,025	939
Chardan Capital Markets LLC	Consulting	February 24, 2015	50,000	945
Demitri Downing	Consulting	February 24, 2015	20,000	942
Eagle Eye Capital Inc	Consulting	February 24, 2015	60,000	938
Seraphim Holding LLC	Consulting	February 24, 2015	10,000	946
Tim Donald	Consulting	March 6, 2015	60,000	971
Green Grow LLC	Consulting	March 6, 2015	250,000	968
Wayne Hansen	Consulting	March 6, 2015	30,000	965
Jade Mercantile Ltd	Consulting	March 6, 2015	250,000	969
John Lorencz	Consulting	March 6, 2015	50,000	967
Drew Milburn	Consulting	March 6, 2015	90,000	972
Ken Pamplin	Consulting	March 6, 2015	5,000	970
Norman James Payton	Consulting	March 6, 2015	150,000	966
Kenneth Williams	Consulting	March 6, 2015	30,000	964

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAN ENTERPRISES, INC.

Date: May 20, 2015	By: / S/ Kenneth Williams Kenneth Williams Chief Executive Officer and Director

Date: May 20, 2015	By: / S/ Wayne Hansen Wayne Hansen Chief Financial Officer and Director